Form 10-K
period 2025-12-31
Invesco Galaxy Solana ETF
filed 2026-03-06
CIK 2074409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-43001

Invesco Galaxy Solana ETF

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-6866177 (IRS Employer Identification No.)

3500 Lacey Road, Suite 700 Downers Grove, Illinois (Address of principal executive offices)	60515 (Zip Code)

(800) 983-0903 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest	QSOL	Cboe BZX Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Common Shares of Beneficial Interest outstanding as of January 31, 2026: 180,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of SOL and other digital assets, including the systems used by the Sponsor and the Trust’s Solana Custodian in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, including in Part I, Item 1A. “Risk Factors” and other filings made by the Trust with the U.S. Securities and Exchange Commission (“SEC”), as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

ii

PART I

ITEM 1. BUSINESS

Overview

Invesco Galaxy Solana ETF (the “Trust”) is a Delaware statutory trust formed on June 12, 2025, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Amended and Restated Declaration of Trust and Trust Agreement, dated as of November 28, 2025 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”). On October 16, 2025, Invesco Ltd. Purchased 4,000 Shares (the “Initial Seed Shares”) in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares. The Trust commenced trading on the Cboe BZX Exchange, Inc. (the “Exchange”) on December 15, 2025. The Trust has an unlimited number of shares authorized for issuance.

The Trust’s investment objective is to reflect the performance of the spot price of Solana (“SOL”) as measured using Lukka Prime Solana Reference Rate (the “Benchmark”), as adjusted to reflect the SOL staking rewards earned by the Trust and the Trust’s expenses and other liabilities. The Trust expects to outperform the Benchmark before taking its expenses and liabilities into account due to its plans to receive SOL staking rewards.

In seeking to achieve its investment objective, the Trust holds SOL and seeks to stake substantially all of its SOL to earn staking rewards to the extent the Trust, in the Sponsor’s sole discretion, can engage in staking without undue legal or regulatory risk, including jeopardizing its status as a grantor trust for U.S. federal income tax purposes (the “Staking Condition”). The Sponsor has determined that the Staking Condition has been satisfied. The Sponsor intends to engage in staking on behalf of the Trust of substantially all of the Trust's SOL, subject to an amount that it determines to maintain as unstaked SOL to manage liquidity (“Liquidity Sleeve”). The Trust is passively-managed and the Sponsor does not actively manage the SOL held by the Trust. This means that the Sponsor does not sell SOL at times when its price is high or acquire SOL at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional SOL investors to attempt to reduce the risks of losses resulting from price changes. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective; however, the Trust may utilize a short term credit facility or an alternative liquidity arrangement for the purposes of obtaining funds necessary to meet requested redemptions from the Trust.

Coinbase Custody Trust Company, LLC (the “Solana Custodian”) holds all of the Trust’s SOL on the Trust’s behalf as custodian. The Solana Custodian keeps the private keys associated with the Trust’s SOL in a “cold storage” environment where the private keys are generated and secured (the “Prime Custody Vault”). The Trust intends to conduct its regular SOL transactions, including in connection with creation and redemption transactions and selling SOL to pay the Trust’s expenses, directly from the Trust’s Prime Custody Vault in over-the-counter transactions directly with counterparties selected by the Execution Agent. While the Trust does not expect to utilize the services of the Coinbase, Inc. (“Coinbase” or the “Prime Broker”), in connection with transactions where the Trust’s SOL is being processed in connection with certain creation or redemption transactions or it is being sold to pay Trust expenses, the Execution Agent may elect to transact through the Prime Broker. In such circumstances, the Trust’s SOL may be maintained in a trading account (the “Trading Balance”) with the Prime Broker, an affiliate of the Solana Custodian. The Trust’s SOL is maintained by the Solana Custodian and Coinbase in accounts that are required to be segregated from the assets held by the Solana Custodian or Coinbase as principal and, when held in the Prime Custody Vault, the assets of their other customers.

The Trust values its Shares each day when the Exchange is open for regular trading (a “Business Day”) as of 4:00 p.m. ET. The value of SOL held by the Trust is determined based on the estimated fair market value (“FMV”) price for SOL, reflecting the execution price of SOL on its principal market as determined each day by Lukka Inc., an independent third-party digital asset data company (the “Benchmark Provider”).

The Trust offers Shares only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 5,000 Shares (“Creation Baskets”) based on the quantity of SOL attributable to each Share of the Trust.

SOL and the Solana Network

SOL is a digital asset, also referred to as a digital currency or cryptocurrency, that is created and transmitted through the operations of the peer-to-peer Solana network (“Solana” or “Solana network”), which is a network of computers, known as nodes, that operates as cryptographic computer-code based logic, called a protocol. No single entity owns or operates the Solana network, the infrastructure of which is collectively maintained by a distributed user base, a phenomenon known as decentralization. The Solana network allows people to exchange tokens of value, called SOL, which are recorded on a public transaction ledger known as the Solana blockchain. SOL may be used to pay for goods and services, including computational power on the Solana network, stored for future use, or converted to a fiat currency, such as the U.S. dollar, at rates determined on digital asset trading platforms, or in individual end-user-to-end-user transactions under a barter system.

Furthermore, the Solana network also allows users to write and implement smart contracts-that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than SOL on the Solana network. Smart contract operations are executed on the Solana Blockchain in exchange for payment of SOL. The Solana network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system. The value of SOL is not backed by any government, corporation, or other identified body.

The Solana protocol introduced the Proof-of-History (“PoH”) timestamping mechanism. PoH automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like Bitcoin and Ethereum, which rely on sequential production of blocks and can lead to delays caused by validator confirmations. PoH is a new blockchain technology that is not widely used. PoH may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users, or may be subject to outages or fail to function as intended. In addition, there may be flaws in the cryptography underlying PoH, including flaws that affect functionality of the Solana network or make the network vulnerable to attack.

In addition to the PoH mechanism described above, the Solana network uses a proof-of-stake consensus mechanism to incentivize SOL holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining.”

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper. Development of the Solana network is overseen by the Solana Foundation, a Swiss non-profit organization, and Solana Labs, Inc. (“Solana Labs”), a Delaware corporation, which administered the original network launch and token distribution. Although Solana Labs and the Solana Foundation continue to exert significant influence over the direction of the development of Solana, the Solana network, like the Ethereum network, is understood to be decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of Solana.

In order to own, transfer or use SOL directly on the Solana network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Solana network. SOL transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending SOL, a user must notify the Solana network of the transaction by broadcasting the transaction data to its network peers. The Solana network provides confirmation against double-spending by memorializing every transaction in the Solana blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Solana network validation process, which adds “blocks” of data, including recent transaction information, to the Solana blockchain. Unlike other blockchains that rely solely on sequential production of blocks through proof-of-work or proof-of-stake mechanisms, however, the Solana network introduces PoH, which creates a historical record that proves an event has occurred at a specific moment in time.

The Solana software source code allows for the creation of decentralized applications (“DApps”) that are supported by a transaction protocol referred to as “smart contracts,” which includes the cryptographic operations that verify and secure SOL transactions. A smart contract operates by a predefined set of rules (i.e., “if/then statements”) that allows it to automatically execute code the same way on any Solana node on the network. Such actions taken by the predefined set of rules are not necessarily contractual in nature but are intended to eliminate the arbitration of a third party for carrying out code execution on behalf of users, making the system decentralized, while empowering developers to create a wide range of applications layering together different smart contracts. Smart contracts can be utilized across several different applications ranging from art to finance. One of the most popular applications is the use of smart contracts for underpinning the operability of decentralized financial services (“DeFi”), which consist of numerous highly interoperable protocols and applications. DeFi is believed by some to offer many opportunities for innovation and to have the potential to create an open, transparent, and immutable financial infrastructure, with democratized access.

The Solana network operates using open-source protocols, meaning that any user can become a node by downloading a software application that implements Solana network specification and communications with the Solana network (“Solana Client”), and participating in the Solana network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Solana network’s source code and then propose that the Solana network community support the modification. These proposed modifications to the Solana network’s source code, if adopted, can lead to forks (referred to as “planned forks” because they take place through a formal process).

A modification of the Solana network’s source code is only effective with respect to the SOL nodes that download it and modify their Solana Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Solana Clients, the change is implemented and the Solana network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Solana Clients, and the modification is not backwards compatible with the Solana blockchain or network or the Solana Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Solana network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software.

In the event of a hard fork of the Solana network, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the SOL, cash or other assets or rights received as a result of a hard fork or airdrop in respect of SOL (“IR Assets”) so created. As a result, shareholders will not receive the benefits of any hard fork or airdrop. SOL is the only digital asset that is held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Assets, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Assets in the Solana network are held in accounts. Each account, or “wallet,” is made up of at least two components: a public address and a private key. A SOL private key controls the transfer or “spending” of SOL from its associated public SOL address. A SOL “wallet” is a collection of public Solana addresses and their associated private key(s). This design allows only the owner of SOL to send SOL, the intended recipient of SOL to unlock it, and the validation of the transaction and ownership to be verified by any third party anywhere in the world.

SOL may be regarded as a currency or digital commodity depending on its specific use in particular transactions. SOL may be used as a medium of exchange or unit of account. Similarly, SOL may be used as a store of value (i.e., an asset that maintains its value rather than depreciating), although it has experienced significant periods of price volatility.

There can be no assurance as to the future performance of SOL; the past performance and volatility of SOL should not be taken as an indication of future performance or volatility.

The Lukka Prime Solana Reference Rate

The Benchmark is designed to provide an estimated FMV for SOL, in a manner that aligns with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards Foundation (“IFRS”) accounting guidelines regarding fair market value measurements. In this regard, the Benchmark Provider seeks to identify a “principal market” for SOL each day, by evaluating eligible SOL trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity. As of December 31, 2025, the following trading platforms are considered to be eligible trading platforms by the Benchmark Provider: Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex (collectively, “Benchmark Pricing Sources”). The Benchmark Provider reviews trading platforms eligible for inclusion in the Benchmark quarterly. In determining which trading platforms to include as Benchmark Pricing Sources, the Benchmark Provider evaluates each trading platform using proprietary ratings criteria. The Benchmark Provider periodically reassesses the trading platforms eligible to be considered Benchmark Pricing Sources, and makes adjustments as needed.

The Trust’s Staking Program

In seeking to achieve its investment objective, the Trust holds SOL and seeks to stake substantially all of its SOL to earn staking rewards, except as necessary to (i) pay the Sponsor Fee or other Trust expenses, (ii) satisfy existing and reasonably foreseen potential redemption requests, (iii) address regulatory or tax concerns raised by staking activities or (iv) to maintain unstaked SOL in the Liquidity Sleeve. The Trust will only engage in staking to the extent the Trust, in the Sponsor’s sole discretion, can satisfy the Staking Condition. The Sponsor has determined that the Staking Condition has been satisfied. As of the date of this Report, the Sponsor engages in staking on behalf of the Trust of substantially all of the Trust's SOL, subject to an amount that it determines to maintain as unstaked SOL in the Liquidity Sleeve. Galaxy Blockchain Infrastructure LLC, an affiliate of the Execution Agent, serves as a Staking Provider with respect to the Trust’s SOL.

The Sponsor

Invesco Capital Management LLC is the Sponsor of the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering, the listing of Shares on the Exchange and valuing the SOL held by the Trust. The Sponsor is a limited liability company formed in the State of Delaware on February 7, 2003, and is a wholly-owned subsidiary of Invesco Ltd. Invesco Ltd. and its subsidiaries, including the Sponsor, are an independent global investment management group. The Sponsor’s principal address is 3500 Lacey Road, Suite 700, Downers Grove, IL 60515.

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of the Bank of New York Mellon (the “Administrator” and the “Transfer Agent”), the fees of the Solana Custodian), the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, Securities and Exchange Commission registration fees, printing and mailing costs, legal costs and audit fees. The Trust pays the Sponsor a unified fee of 0.25% per annum of the daily total net assets of the Trust (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement (as defined herein). The Trust’s only ordinary recurring expense is the Sponsor Fee.

The Trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the Trustee of the Trust as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA. The Trustee’s principal address is 251 Little Falls Drive, Wilmington, DE 19808 Attention: Invesco Galaxy Solana ETF.

The Administrator

The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of the Creation Baskets. The Administrator’s principal address is 240 Greenwich Street, New York, New York 10286.

The Transfer Agent

BNYM also serves as the Transfer Agent for the Trust. The Transfer Agent is responsible for (1) issuing and redeeming Shares in connection with creation and redemption transactions, (2) responding to correspondence by Shareholders and others relating to its duties, (3) maintaining Shareholder accounts and (4) making periodic reports to the Trust. The Transfer Agent’s principal address is 240 Greenwich Street, New York, New York 10286.

The Solana Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s Solana Custodian. The Trust has entered into a prime brokerage and custody agreement with the Solana Custodian (the “Solana Custody Agreement”), pursuant to which the Solana Custodian holds in custody all of the Trust’s SOL, other than that which may be maintained in a trading account with Coinbase, Inc. from time to time. The Solana Custodian is chartered as a limited purpose trust company by the New York State Department of Financial Services (“NYSDFS”) and is authorized by the NYSDFS to provide digital asset custody services. The Solana Custodian is a wholly-owned subsidiary of Coinbase Global, Inc.

The Solana Custodian is a third-party limited purpose trust company that was chartered in 2018 upon receiving a trust charter from the NYSDFS. The Solana Custodian is subject to regulation by the NYSDFS and has a long track record of providing custodial services for digital asset private keys. The Sponsor believes that the Solana Custodian’s policies, procedures, and controls for safekeeping, exclusively possessing, and controlling the Trust’s SOL holdings are consistent with industry best practices to protect against theft, loss, and unauthorized and accidental use of the private keys. Each Trust Solana account at the Solana Custodian and the Sponsor’s Solana account, if any, at the Solana Custodian are segregated accounts and are therefore not commingled with the Solana Custodian’s corporate or other customer assets.

Although the Solana Custodian carries insurance for the benefit of its account holders, the Solana Custodian’s insurance does not cover any loss in value to SOL and only covers losses caused by certain events such as fraud or theft and, in such covered events, it is unlikely the insurance would cover the full amount of any losses incurred by the Trust.

The Cash Custodian

BNYM also serves as the cash custodian for the Trust (the “Cash Custodian”) pursuant to a custody agreement (the “Cash Custody Agreement”). The Cash Custodian is responsible for holding the Trust’s cash, including in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System. The Cash Custodian’s principal address is 240 Greenwich Street, New York, New York 10286.

The Staking Provider

Galaxy Blockchain Infrastructure LLC, an affiliate of the Execution Agent, serves as a Staking Provider with respect to the Trust’s SOL. The Staking Provider stakes the Trust’s SOL as the node operator and operates a validator by which the Trust’s SOL is staked. The Staking Provider performs its staking services in collaboration with the Solana Custodian, as the SOL is staked directly from the Trust’s account with the Solana Custodian.

The Execution Agent

The Sponsor has entered into an agreement with Galaxy Digital Funds LLC, a subsidiary of Galaxy Digital LP (“Galaxy” or the “Execution Agent”) to serve as Execution Agent. At the direction of the Sponsor, the Execution Agent is responsible for selling SOL on behalf of the Trust to the extent necessary to permit the payment of the Trust’s expenses and to liquidate staking rewards for cash to pay quarterly distributions to Shareholders. The Trust also will utilize the services of the Execution Agent to purchase or sell SOL in connection with cash creations and redemptions. When acquiring or disposing of SOL on behalf of the Trust in connection with a creation or redemption transaction, the Sponsor will provide instructions to the Execution Agent, who will identify a Solana Counterparty. The Solana Counterparty will not have a pre-existing material relationship with the Trust, except that in some cases the Solana Counterparty may be an affiliate of a service provider to the Trust. In connection with both cash creation and cash redemption transactions, the Execution Agent, pursuant to the oversight of the Sponsor, will decide how and with which Solana Counterparty to transact on the Trust’s behalf.

As of December 31, 2025, Virtu Financial Singapore Pte. Ltd., JSCT, LLC, Wintermute Trading Ltd., Flow Traders B.V., FalconX Bravo, Inc., and Cumberland DRW LLC have been identified as Solana Counterparties. JSCT, LLC is an affiliate of Jane Street Capital LLC and Virtu Financial Singapore Pte. Ltd. is an affiliate of Virtu Americas LLC. Each of Jane Street Capital LLC and Virtu Americas LLC is an Authorized Participant. Additional Solana Counterparties may be added at any time.

In addition, as part of this agreement, the Execution Agent has agreed to co-brand and co-market the Trust and the Sponsor has licensed the use of certain Execution Agent trademarks, service marks and trade names in connection with the Trust. The Execution Agent’s principal address is 300 Vesey Street, New York City, New York 10282.

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Toronto Stock Exchange under the symbol “GLXY.”

The Marketing Agent

Invesco Distributors, Inc. (the “Marketing Agent”) is responsible for: (1) working with the Transfer Agent to review and approve, or reject, purchase and redemption orders of Shares placed by Authorized Participants with the Transfer Agent; and (2) reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations. The Marketing Agent’s principal address is 11 Greenway Plaza, Suite 1000, Houston, TX 77046.

Regulation

The Trust is not a mutual fund, is not registered under the Investment Company Act of 1940, as amended (the “1940 Act”) and is not subject to regulation under the 1940 Act. The Trust is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “CEA”), and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor. The Trust’s Shares are neither interests in, nor obligations of, the Sponsor or the Trustee.

As SOL and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network (“FinCEN”), SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service (the “IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset trading platform market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions and federal legislation with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including SOL and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. On July 18, 2025, the GENIUS Act was signed into law, becoming the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. Contemporaneously, the proposed CLARITY Act, which seeks to regulate digital assets markets and digital assets trading platforms in the United States, was passed by the House of Representatives in July 2025 and is under review by the Senate. However, the extent and content of any additional forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. The Trust cannot predict how these and other related events will affect the Trust or the crypto asset business.

Employees

The Trust has no employees.

Competition

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded SOL products. There can be no assurance that the Trust will achieve market acceptance and scale due to competition.

Availability of SEC Reports and Other Information

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. The reports and other information can be accessed through the Trust’s website at

www.invesco.com/etfs. Information in the Sponsor’s website shall not be deemed to be a part of this report or incorporated by reference herein unless otherwise expressly stated.

ITEM 1A. RISK FACTORS.

An investment in Shares involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the Trust’s prospectus dated December 9, 2025 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Trust may be adversely affected.

Summary of Risk Factors

•
Market and Volatility Risk. SOL has historically exhibited high price volatility relative to more traditional asset classes, which may be due to speculation regarding potential future appreciation in value. The value of the Trust’s investments in SOL could decline rapidly, including to zero. Some market observers have asserted that the SOL market periodically experiences pricing “bubbles” and have predicted that, in time, the value of SOL will fall to a fraction of its current value, or even to zero. SOL has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.
•
Adoption risk. The further development and acceptance of the Solana network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance of the Solana network may adversely affect the price of SOL and therefore an investment in the Shares.
•
Regulatory Risk. Regulatory changes or actions may alter the nature of an investment in SOL or restrict the use of SOL or the operations of the Solana network or venues on which SOL trades in a manner that adversely affects the price of SOL and an investment in the Shares. For example, it may become difficult or illegal to acquire, hold, sell or use SOL in one or more countries, which could adversely impact the price of SOL.
•
Cybersecurity Risk. In the past, flaws in the source code for digital asset networks and related protocols have been discovered, including those that resulted in the theft of users’ digital assets. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules has occurred. Separate from the cybersecurity risks of the Solana protocol, entities that custody or facilitate the transfers or trading of SOL have been frequent and successful targets of cybersecurity attacks, leading to significant theft of SOL. If any of these exploitations or attacks occur, it could result in a loss of public confidence in SOL, a decline in the value of SOL and, as a result, adversely impact an investment in the Shares.
•
Expense Risk. The Trust’s returns will not match the performance of SOL because the Trust incurs the Sponsor Fee and may incur other expenses.
•
Risk that Market Price of Shares May Reflect a Discount or Premium to NAV. The NAV of the Trust may not always correspond to the market price of its Shares for a number of reasons, including price volatility, levels of trading activity, differences between the normal trading hours for the Trust and the underlying SOL market, the calculation methodology of the NAV, demand or supply for Shares of the Trust in excess of an Authorized Participant’s ability to create or redeem Shares and/or the closing of SOL trading platforms due to fraud, failure, security breaches or otherwise. As a result, the NAV of the Shares included in Creation Baskets may differ from the market price of the Shares.
•
Cash Creations and Redemptions. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of SOL and, as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders.

Risks Related to Solana.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Solana network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain.

On December 31, 2025, the Solana network handled approximately 2,693 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag the growth in demand to settle transactions on digital asset networks, average fees and settlement times may increase considerably. Since inception, transaction fees on the Solana network have been comprised of a fixed base fee of 0.000005 SOL per transaction, plus a variable fee component based on the computation resources used during the transaction as well as aggregate network activity. SOL holders can also pay an additional prioritization fee to expedite their transaction. The 30-day average transaction fee on December 31, 2025 was $0.0028, which was equivalent to 0.00058 SOL. Increased fees and decreased settlement speeds could preclude certain uses for SOL (e.g., micropayments), and could reduce demand for, and the price of, SOL, which could adversely impact the value of the Shares.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and applications built on the Solana network (consistent with common usage, all such applications are referred to as “decentralized applications” or “DApps”, whether or not decentralized in fact) outside of the main Solana network and Solana blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Solana network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Solana network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Solana network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. To date, the Solana network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Solana network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Solana network to not adequately resolve scaling challenges and adversely impact the adoption of SOL and the Solana network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Solana network like sharding or the introduction of a Layer 2 solution, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Solana network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Solana network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Solana network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. Alternatively, if a widely-used Layer 2 network were to fail, it could reduce demand for SOL because it would eliminate a source of demand for using SOL to record transactions from the Layer 2 onto the Layer 1 Solana network. Any of the foregoing could adversely affect the price of SOL or the value of the Shares.

Market and Volatility Risk. SOL has exhibited high price volatility relative to more traditional asset classes. For example, throughout SOL’s existence, there have been repeated periods where steep increases in the value of SOL were followed by steep drawdowns. Over the past three years (using data ending September 30, 2025), Solana has exhibited a historical annualized volatility of 95% and maximum annual price decrease of -42%.

The price of SOL on public digital asset trading platforms has a limited history, and during this history, has experienced periods of extreme volatility due to several unique factors. Since its launch in 2020, the Solana network has suffered several high-profile network outages and technical issues, which triggered sharp price swings. For example, in September 2021, the Solana network experienced a significant disruption and was offline for 17 hours and only returned to full functionality 24 hours later. This network outage was later attributed to a type of denial of service attack. In 2022, the price of SOL experienced extreme volatility due to the collapse of FTX Trading Ltd. (“FTX”) and Alameda Research and their close association with the Serum protocol, a decentralized exchange on the Solana network. In February 2023, a malfunction caused a validator to transmit an exceptionally large block of SOL, which was several orders of magnitude larger than a standard block, and caused an outage of nearly 19 hours. In February 2024, a bug in Agave (a validator program that is a fork of the original Solana validator program), caused all validators running the program to stall on the validation of a block, which caused a 5-hour outage. The SOL ecosystem has grown rapidly since its creation, especially in its use of DeFi or open finance platforms and launching NFTs on the Solana blockchain. This rapid growth attracted speculative capital, which amplified SOL price movements. Further, SOL exhibits a high degree of concentration in ownership, which increases the susceptibility to large-scale sell-offs. These features, combined with the technical complexity and innovation risk inherent in SOL’s architecture, may result in price movements that are more severe and less correlated with broader digital asset market trends, particularly during periods of network stress or significant ecosystem developments. The development of the Solana network is ongoing and any disruption could have a material adverse effect on the value of SOL and an investment in the Shares.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. Some sources report the price of Solana declined 94% overall in 2022, including over 50% in the two months following FTX’s declaration of bankruptcy. The 2022 events also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these or similar events, digital asset prices, including SOL, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

While, regulatory and enforcement scrutiny increased through the end of 2024, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, the current U.S. presidential administration has signaled its desire to strengthen U.S. leadership in the digital assets space through the issuance of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States in early 2025. Meanwhile, the SEC officially rescinded Staff Accounting Bulletin 121 and established a new “Crypto Task Force” focused on providing clarity on the application of the federal securities laws to digital assets and collaborating with the digital assets industry and the public towards establishing an appropriate regulatory framework. Certain members of Congress have also outlined a proposed bicameral roadmap for digital asset legislation to address inconsistencies in digital asset classifications. In 2023 the D.C. Circuit Court found that the SEC’s denial of the Grayscale Bitcoin Trust’s listing was “arbitrary and capricious” under the Administrative Procedures Act in light of the SEC’s approval of two similar bitcoin futures-based exchange-traded products (“ETPs”). In the immediate aftermath of this court decision, the price of bitcoin increased from nearly $26,000 to over $28,100. Bitcoin and other digital assets, including SOL, continued to reach record highs during 2025 before retreating. The exact timeline and impact of these recent regulatory developments on the Trust’s business is uncertain and it is not possible to predict at this time what risks, if any, that regulatory developments may pose to the Trust, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of SOL, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of SOL.

The value of the Trust’s investments in SOL could decline rapidly, including to zero.

SOL’s historical volatility may be due to speculation regarding potential future appreciation in value, which could adversely affect an investment in the Shares.

Momentum investing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by anticipated future appreciation in value. Momentum investing in SOL may have contributed, and may continue to contribute, to speculation regarding potential future appreciation in the value of SOL, inflating and making these prices more volatile. As a result, SOL may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of SOL, and, in turn, an investment in the Trust.

Some market observers have asserted that the SOL market often experiences pricing “bubbles” and have predicted that, in time, the value of SOL will fall to a fraction of its current value, or even to zero.

SOL has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

The price of SOL may be impacted by the behavior of a small number of influential individuals or companies.

The price of SOL has experienced increased volatility resulting from the statements and actions of individuals in the SOL and broader technology community. Filings by companies and social media statements by prominent individuals have in the past and may in the future have an outsized impact on the price of SOL relative to fundamental value considerations. To the extent that the actions of one or more companies or individuals leads to an increase in the price of SOL, a reversal of such position by the company or individual may have a sharp, negative impact on the price of SOL and the value of the Shares.

Adoption Risk.

User adoption of SOL may slow down, stop, or reverse.

The further development and acceptance of the Solana network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Solana network faces significant obstacles to increasing the usage of SOL without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance of the Solana network may adversely affect the price of SOL and therefore an investment in the Shares.

The use of SOL to, among other things, buy and sell goods and services is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. SOL is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty. The factors affecting the further development of this industry, include, but are not limited to:

•
continued worldwide growth or possible cessation or reversal in the adoption and use of SOL and other digital assets;
•
government and quasi-government regulation of SOL and other digital assets and their use, including taxation of SOL transactions, or restrictions on or regulation of access to and operation of the Solana network and other digital asset networks;
•
changes in consumer demographics and public tastes and preferences, including the possibility that market participants may come to prefer other digital assets to SOL for a variety of reasons, including that such other digital currencies may have features (like different consensus mechanisms) or uses that SOL lacks;
•
the maintenance and development of the open-source software protocol of the Solana network;
•
the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
the use of the networks supporting digital assets for developing smart contracts and distributed applications;
•
general economic conditions and the regulatory environment relating to digital assets;
•
because of the energy usage required for mining certain digital assets (applicable to proof-of-work blockchains), regulation stemming from energy usage and/or climate concerns; and
•
negative consumer or public perception of SOL specifically and other digital assets generally.

Currently, there is relatively limited use of SOL in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares.

SOL has only recently and very selectively been accepted as a means of payment for goods and services by some retail and commercial outlets, and the use of SOL by consumers to pay such retail and commercial outlets remains extremely limited. Banks and other established financial institutions may refuse to process funds for SOL transactions; process wire transfers to or from SOL trading platforms, SOL-related companies or service providers; or maintain accounts for persons or entities transacting in SOL or providing SOL-related services. In addition, some taxing jurisdictions, including the U.S., treat the use of SOL as a medium of exchange for goods and services to be a taxable sale of SOL, which could discourage the use of SOL as a medium of exchange, especially for a holder of SOL that has appreciated in value. See “-Regulatory Risk-The tax treatment of SOL (including staking of SOL) and transactions involving SOL for U.S. federal income tax purpose is uncertain and may change, which could adversely affect the value of an investment in the Shares.”

Conversely, a significant portion of SOL’s demand is generated by investors seeking to profit from the short- or long-term holding of the asset. Price volatility undermines SOL’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Use of SOL as a medium of exchange and payment method may always be low. A lack of expansion by SOL into retail and commercial markets, or a contraction of such use, may result in damage to the public perception of SOL and the utility of SOL as a payment system, increased volatility or a reduction in the value of SOL, all of which could adversely impact an investment in the Shares. There can be no assurance that such acceptance will grow, or not decline, in the future.

While bitcoin, the first widely used digital asset, and many other digital assets were created and mainly serve as a form of money, digital assets can be used to do more complicated things. Some digital assets were built specifically with more complex use cases in mind. For example, the Solana network was designed primarily to facilitate smart contracts, with the digital asset SOL serving as the transactional mechanism for many portions of such contracts. Smart contracts are programs that automatically execute on a blockchain, allowing for a myriad of interesting applications to be built. It is possible that market demand for digital assets with use cases beyond serving as a form of money could over time reduce the market demand for SOL, which would adversely impact the price of SOL and, as a result, an investment in the Shares. Additionally, certain digital assets use non-blockchain technologies, like Directed Acyclic Graph data structures, to maintain consensus. To the extent market participants come to prefer these other consensus mechanisms or digital assets that use non-blockchain technology, the value of SOL, and therefore an investment in the Shares, may be adversely affected.

Competition from central bank digital currencies (“CBDCs”) and other digital assets could adversely affect the value of SOL and other digital assets.

Central banks have introduced digital forms of legal tender (CBDCs). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as a form of legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, SOL and other digital assets as a medium of exchange or store of value. As a result, the value of SOL could decrease, which could adversely affect an investment in the Trust.

Competing digital assets may adversely affect the value of SOL and digital assets.

Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Solana network, for example, allowing faster settlement times, reducing gas fees, or reducing electricity usage in connection with mining. If these digital assets are successful, such success could reduce demand for SOL and adversely affect the value of SOL and an investment in the Trust.

Prices of SOL may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the SOL market through its trading in SOL. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of SOL. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the SOL market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for SOL, raising its price, and also argue that those associated with certain stablecoins are involved in laundering money. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the SOL market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and the U.S. treasuries market, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a “run” on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. In the United States, the GENIUS Act, which establishes a federal regulatory framework for stablecoins, was passed by the U.S. Congress and signed into law by President Trump on July 18, 2025. Although increasing regulatory clarity for stablecoins is generally viewed in a positive light, volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including SOL), or regulatory compliance concerns about stablecoin issuers or intermediaries, such as trading platforms, that support stablecoins, could impact individuals’ willingness to trade on trading platforms that rely on stablecoins, reduce liquidity in the SOL market, and affect the value of SOL, and in turn impact an investment in the Shares.

The open-source structure of the Solana network protocol means that certain core developers and other contributors may not be directly compensated for their contributions in maintaining and developing the Solana network protocol. A failure to properly monitor and upgrade the Solana network protocol could damage the Solana network.

The Solana network operates based on open-source protocol maintained by a group of core developers and other contributors, largely on the GitHub resource section dedicated to Solana network development. As new SOL are rewarded solely for validator activity (other than the 500 million minted in 2018 upon launch of the Solana testnet) and are not sold on an ongoing basis to generate revenue to support development activity, and the Solana network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Solana network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Solana network and the core developers may lack the resources to adequately address emerging issues with the Solana network protocol. Although the Solana network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ether. In the event a high-profile contributor to the Solana network, such as Anatoly Yakovenko, is perceived as no longer contributing to the Solana network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of Solana, which could adversely impact the value of the Shares.

Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Solana network. In addition, a bad actor could also attempt to interfere with the operation of the Solana network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Solana network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Solana network and an investment in the Trust may be adversely affected.

Lack of clarity in the corporate governance of SOL may lead to ineffective decision-making that slows development or prevents the Solana network from overcoming important obstacles.

Governance of decentralized networks, such as the Solana network, is by voluntary consensus and open competition. Solana has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect SOL’s utility and ability to grow and face challenges, both of which may require solutions and a directed effort to overcome problems, especially long-term problems.

To the extent lack of clarity in corporate governance of SOL leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

Cybersecurity Risk Related to Solana.

Flaws in the source code of Solana, or flaws in the underlying cryptography, could leave the Solana network vulnerable to a multitude of attack vectors.

If the source code or cryptography underlying SOL proves to be flawed or ineffective, malicious actors may be able to steal SOL held by others, which could negatively impact the demand for SOL and therefore adversely impact the price of SOL. In the past, flaws in the source code for SOL have been discovered, including those that resulted in the loss of users’ SOL. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. In addition, the cryptography underlying SOL could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to steal SOL held by others, which could adversely affect the demand for SOL and therefore adversely impact the price of SOL. Even if the affected digital asset is not SOL, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively impact the demand for SOL and therefore adversely affect an investment in the Shares.

The Solana network is currently vulnerable to several types of attacks, including:

•
“>33% attack” where, if a validator or group of validators were to gain control of more than 33% of the total staked SOL on the Solana network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain.
•
“>50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the total staked SOL on the Solana network, a malicious actor would be able to gain full control of the Solana network and the ability to manipulate future transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.
•
“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the total staked SOL on the Solana network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

If a malicious actor, group or botnet (a voluntary or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority (over 50%) of the validating power on the Solana network, it may be able to alter the Solana blockchain on which transactions in SOL rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the validating power on the Solana network or the Solana community did not reject the fraudulent blocks as malicious, reversing any changes made to the Solana blockchain may not be possible. If the malicious actor were to gain control of more than 33% of the total staked SOL on the Solana network, they could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain, but it is not believed that they could in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Solana network (similar to a denial-of-service attack).

Some digital asset networks have been subject to malicious activity achieved through control over 50% of the processing power on the network. For example, on May 24, 2018, it was reported that attackers compromised the Bitcoin Gold network in this manner and were successfully able to double-spend units of ether gold in a series of transactions over the course of at least one week and in a total amount of at least $18 million. In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the proof-of-stake Solana network, which could negatively impact the value of SOL and the value of the Shares. Furthermore, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Other digital assets such as Verge, Monacoin and Electroneum have also suffered similar attacks. To the extent that the Solana ecosystem, including the core developers and the administrators of mining pools, does not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Solana network will increase, which may adversely affect an investment in the Shares. See “-Regulatory Risk.”

Although there are no known reports of malicious activity on, or control of, the Solana network, it is possible that certain groups of coordinating or connected SOL holders may together have more than 50% of outstanding SOL, which if staked and if the users run validators, would permit them to exert authority over the validation of SOL transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of SOL, the feasibility of a malicious actor obtaining control of the validating power on the Solana network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Solana network through its influence over core or influential developers. For example, this could allow the malicious actor to stymie legitimate network development efforts or attempt to introduce malicious code to the network under the guise of a software improvement proposal by such a developer. To the extent that the Solana ecosystem fails to attract a significant number of users, the possibility that a malicious actor may be able to obtain control of the Solana network in this manner will remain heightened.

By using cancer nodes, a malicious actor can disconnect the target user from the SOL economy entirely by refusing to relay any blocks or transactions.

Separate from the cybersecurity risks of the Solana protocol, entities that custody or facilitate the transfers or trading of SOL have been frequent and successful targets of cybersecurity attacks, leading to significant theft of SOL.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in SOL and a decline in the value of SOL and, as a result, adversely impact an investment in the Shares.

Smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks, which could reduce the demand for SOL or cause a wider loss of confidence in the Solana network, either of which could have an adverse impact on the value of SOL.

Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming (i.e., coding errors) can have damaging effects. For instance, coding errors may potentially create vulnerabilities that allow an attacker to drain the funds associated with the smart contract, cause issues or render the protocol unusable. There have been a number of vulnerabilities in various smart contract implementations exploited by hackers since the launch of the Ethereum network in 2015 that have resulted in the loss of ether from accounts. For example, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana networks, led to a $320 million theft of ether. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of SOL.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract.

Many applications associated with DeFi are currently deployed on the Solana network, and smart contracts relating to DeFi applications currently represent a significant source of demand for SOL. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Solana network and represent a significant source of demand for SOL, public confidence in the Solana network itself could be negatively affected, and the value of SOL could decrease.

SOL transactions are irrevocable and stolen or incorrectly transferred SOL may be irretrievable. As a result, any incorrectly executed SOL transactions could adversely affect an investment in the Trust.

SOL transactions are not reversible. Once a transaction has been verified and recorded in a block that is added to the Solana blockchain, an incorrect transfer of a digital asset, such as SOL, or a theft of SOL generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The custody of the Trust’s SOL is handled by the Solana Custodian, and the transfer of SOL to and from Authorized Participants or their agents is directed by the Sponsor. If the Solana Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s SOL holdings, and the Trust’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its SOL, which could adversely affect an investment in the Shares of the Trust. In addition, if the Trust’s private key(s) is (are) misappropriated and the Trust’s SOL holdings are stolen, including from or by the Solana Custodian, the Trust could lose some or all of its SOL holdings, which could adversely impact an investment in the Shares of the Trust.

Security threats to the Trust’s account with the Solana Custodian could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cyber-security breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s SOL held in the Trust’s account with the Solana Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s SOL and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Solana Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s SOL may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s SOL. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Solana Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Solana Custodian, the private keys (and therefore SOL) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Solana Custodian, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Solana Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the Solana Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Solana Custody Agreement is terminated or the Solana Custodian or the Prime Broker or Staking Provider fail to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker and/or staking provider, which could pose a challenge to the safekeeping and safe transfer of the Trust’s SOL, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Solana Custodian and Prime Broker to operate. The Solana Custodian performs essential functions in terms of safekeeping the Trust’s SOL, and its affiliate, Coinbase may be utilized by the Trust to facilitate the selling of SOL by the Trust to pay the Sponsor Fee and, to the extent applicable, other Trust expenses, to liquidate staking rewards for cash to pay quarterly distributions, or in certain circumstances, to purchase and sell SOL in connection with cash creation or redemption transactions. If the Solana Custodian or Prime Broker fail to perform the functions they perform for the Trust due to insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Solana Custodian or the Prime Broker, the Trust may be unable to operate or create or redeem Creation Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

Additionally, the Trust depends on Staking Provider to execute staking. Staking rewards proceeds will depend on the success of the Staking Provider, including the technology used by such parties. If the Solana Custodian or a Staking Provider experiences technical difficulties or service outages, or is otherwise unable to optimally execute the staking program the Trust's receipt of staking rewards and the value of the Shares may be adversely affected.

Similarly, if an Authorized Participant or a Solana Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or a Solana Trading Counterparty chooses not to participate in the creation and redemption process of the Trust, and the Trust is unable to engage replacement Authorized Participants or Solana Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Trust, the arbitrage mechanism used to keep the Shares in line with the NAV and the Trust’s operations generally could be negatively affected.

In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide prime brokerage services to the Trust could be affected. If Coinbase were to be required or choose, as a result of a regulatory action or litigation to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Creation Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Solana Custodian was not named in the complaint, if Coinbase Global, as the parent of the Solana Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

If the Solana Custody Agreement is terminated, the Sponsor may not be able to find a party willing to serve as the custodian of the Trust’s SOL or as the Trust’s prime broker under the same terms as the current Solana Custody Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime broker, the Sponsor may be required to terminate the Trust and liquidate the Trust’s SOL. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Solana Custody Agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

Loss of a critical banking relationship for, or the failure of a bank used by, the Execution Agent could adversely impact the Trust’s ability to create or redeem Creation Baskets, or could cause losses to the Trust.

The Execution Agent is responsible for selling SOL on behalf of the Trust to pay the Sponsor Fee and, to the extent applicable, other Trust expenses. In addition, the Execution Agent will purchase or sell SOL in connection with cash creations and redemptions. The Execution Agent may rely on bank accounts to provide its execution services and hold any cash related to a customer’s purchase or sale of SOL. To the extent that the Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust.

The Trust could also suffer losses in the event that a bank in which the Execution Agent holds customer cash fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. For example, Silvergate Bank, Silicon Valley Bank, Signature Bank, and First Republic Bank recently experienced financial distress, including voluntary liquidation and receiverships.

Changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash associated with the Trust’s orders to purchase or sell SOL in connection with payment of the Sponsor Fee, and to the extent applicable, other Trust expenses, or in connection with creation and redemption transactions. If the Execution Agent were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Execution Agent maintains customer cash could result in losses to the Trust, to the extent the balances are not subject to deposit insurance.

The Execution Agent may utilize the services of the Prime Broker to route Trust orders through certain Connected Trading Venues. The loss or failure of any such Connected Trading Venues may adversely affect the Execution Agent’s ability to execute the Trust’s SOL transactions and cause losses for the Trust.

In connection with selling SOL on behalf of the Trust, the Execution Agent (acting as agent of the Trust) may elect to route SOL purchase or sale orders to a trading platform operated by Coinbase, Inc., the Prime Broker. The Prime Broker provides access to a number of trading platforms and venues where the Execution Agent, acting on behalf of the Trust, may execute orders to buy and sell SOL (each such venue, a “Connected Trading Venue”). In connection with these activities, the Prime Broker may hold SOL with such Connected Trading Venues for a short time in order to effect the Trust’s orders. If the Prime Broker were unable to access to these Connected Trading Venues, its trading services (and therefore the Execution Agent’s services as well) could be adversely affected to the extent that the Execution Agent is limited in its ability to execute order flow for the Trust, and the Trust could suffer resulting losses or disruptions to its operations. While the Prime Broker has policies and procedures to oversee Connected Trading Venues, if any of these venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Execution Agent, on behalf of the Trust, might not be able to fully recover the Trust’s SOL.

A disruption of the internet may affect the use of SOL and subsequently the value of the Shares.

Solana is dependent upon the internet. A significant disruption in internet connectivity could disrupt the Solana network’s operations until the disruption is resolved and have an adverse effect on the price of SOL. In particular, some variants of digital assets have been subjected to a number of denial-of-service attacks, which have led to temporary delays in block creation and in the transfer of the digital assets. While in certain cases in response to an attack, an additional hard fork has been introduced to increase the cost of certain network functions, the relevant network has continued to be the subject of additional attacks. Moreover, it is possible that if SOL increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Any future attacks that impact the ability to transfer SOL could have a material adverse effect on the price of SOL and the value of an investment in the Shares.

Regulatory Risk.

As SOL and the broader digital assets ecosystem has grown, it has begun to attract more regulatory attention around the globe. The future regulatory environment is uncertain and may vary by country or even within countries. Failure to appropriately regulate the digital assets ecosystem could stifle innovation, which could adversely impact the value of the Shares.

As SOL and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network (“FinCEN”), SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset trading platform market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Although such actions were dismissed in 2025, in 2023 the SEC charged certain large U.S. digital asset trading platforms (Binance, Coinbase and Kraken) with supporting the trading and settlement of securities in violation of the U.S. federal securities laws. The U.S. Congress is also actively preparing new legislation to address certain market structure issues relating to digital assets and stablecoins. The outcome of this legislation is unknown. Ongoing and future regulatory actions and federal legislation with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, the events of 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset trading platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset trading platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators have issued reports and releases concerning crypto assets, including Solana and crypto asset markets. Beginning in early 2025, the current administration took steps to strengthen U.S. leadership in the digital assets space, including through the use of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States. On January 23, 2025, President Trump issued an Executive Order that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and crypto that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States. The GENIUS Act, which establishes a federal regulatory framework for stablecoins, was passed by the U.S. Congress and signed into law by President Trump on July 18, 2025. In addition, proposed digital assets market infrastructure legislation, the CLARITY Act, continues to progress. In July 2025, the U.S. Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued a statement for banking organizations regarding the safekeeping of digital assets, which focused on how existing laws, regulations and risk management principles apply to such activities, and signaled additional progress in the increasing regulatory clarity for digital assets by key financial regulators in the United States.

In January 2025, the then Acting SEC Chairman Uyeda established a new “Crypto Task Force,” led by Commission Hester Peirce, with the intent to develop a comprehensive and clear regulatory framework for digital assets. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. which has held a series of roundtables focused on digital asset-related initiatives. Moreover, the SEC dismissed or paused ongoing enforcement actions or investigations against certain digital asset platforms and companies, including Coinbase, Binance, Kraken and Uniswap, during the first quarter of 2025.

At this time, it is not possible to predict with certainty whether, or when, any of these legislative and regulatory developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset trading platform, for similar violations. The requirement that trading platforms that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling SOL and therefore may adversely affect the price of SOL and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether a digital asset that has been associated with such addresses in the past can be easily sold. This “tainted” digital asset may trade at a substantial discount to an untainted digital asset. Reduced fungibility in the digital asset markets may reduce the liquidity of such digital assets and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYSDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYSDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure. The regulation of digital asset activity under state money transmission laws varies substantially.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of SOL and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. If the Solana network was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Solana network, Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Solana network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many virtual currency exchanges, or the Trust’s service providers, such as the Prime Broker or Cash Custodian - to reduce support for or cease offering services for Solana or to the Trust, which could impair the utility of Solana, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

In addition, a determination that SOL is a security under U.S. or foreign law could adversely affect an investment in the Shares. See “-Future regulations may require the Trust and the Sponsor to become registered, which may cause the Trust to liquidate.”

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on most matters regarding the issuer of the Shares or to take other actions normally associated with the ownership of shares.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement without Shareholder consent. The Sponsor shall determine the content and manner of delivery of any notice of any Trust Agreement amendment. Such notice may be provided on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports. If an amendment to the Trust Agreement imposes new fees and charges or increases existing fees or charges, including the Sponsor Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial existing right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most Shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the Prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to consent and agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the CEA.

The Trust is not an investment company subject to the 1940 Act, and the Sponsor believes that the Trust is not required to register under such act. Accordingly, investors do not have the protections afforded by that statute, which is designed to ensure that registered funds are acting in their investors’ best interests, minimize conflicts of interest and provide for the impartial oversight of investment companies. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue. In addition, under Section 36(b) of the 1940 Act, investment advisers to registered investment companies have an express fiduciary duty with respect to their receipt of compensation for services.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction, any other courts located in Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings, provided that (i) the forum selection provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under any federal securities law. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the State of Delaware and any other courts located in Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also provides that each Shareholder waives the right to trial by jury in any such claim, suit, action or proceeding. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To the Trust’s knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, the Trust believes that a contractual jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

As the Sponsor and its management have relatively limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

While the Sponsor, its management team, and the Execution Agent operate other investment vehicles that, like the Trust, specifically invest in digital assets, including a spot bitcoin exchange-traded product and a spot ether exchange-traded product, they have a relatively limited track record. This limited experience poses several potential risks to the effective management and operation of the Trust. Digital assets, such as SOL, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s relatively limited experience in this specific field may not fully equip them to navigate these complexities effectively, but by managing its own products and through its relationships with the Execution Agent and the Solana Custodian, the Sponsor has amassed significant knowledge regarding SOL and the digital asset markets in general.

The past performance of the Sponsor’s or the Execution Agent’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. The unique nature of digital assets makes past performance an unreliable indicator of future success in this area. The digital asset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to digital asset transactions and custody.

Should the experience of the Sponsor, its management team, or the Execution Agent prove inadequate or unsuitable for managing a digital asset-based investment vehicle like the Trust, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Trust’s operations, leading to potential losses for investors or a decrease in the Trust’s overall value.

Furthermore, the Sponsor and the Execution Agent are currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the reputation of either the Sponsor or the Execution Agent, it could have an adverse impact on their ability to continue to serve as Sponsor or Execution Agent, respectively, for the Trust.

Future regulations may require the Trust and the Sponsor to become registered, which may cause the Trust to liquidate.

Current and future federal or state legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which SOL is treated for classification and clearing purposes. In particular, certain transactions in SOL may be deemed to be commodity interests under the CEA or SOL may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of SOL (including staking) under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to dissolve the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

To the extent that SOL is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Trust. Any such termination could result in the liquidation of the Trust’s SOL at a time that is disadvantageous to Shareholders.

To the extent that SOL is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non‑recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Trust. Any such termination could result in the liquidation of the Trust’s SOL at a time that is disadvantageous to Shareholders.

The SEC has not asserted regulatory authority over SOL or trading or ownership of SOL and has not expressed the view that SOL should be classified or treated as a security for purposes of U.S. federal securities laws. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including SOL. However, the SEC’s “Crypto Task Force” has indicated that it is re-examining how digital assets are considered “securities” under the federal securities laws and the timeline and outcome of such action is uncertain at this time. Finally, the SEC’s Division of Examinations (“Examinations”) has stated that digital assets are an examination priority for 2025. In particular, Examinations has expressed its intent to focus its examination on the offer, sale, recommendation, advice, trading, and other activities involving crypto assets that are offered and sold as securities or related products, such as spot bitcoin or ether ETPs.

The SEC has recently proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover all digital assets, including SOL, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including SOL. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Solana Custodian and Prime Broker. It is possible that such amendments, if adopted, could prevent the Solana Custodian and Prime Broker from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements under the Custody Agreement and Prime Broker Agreement, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Solana Custodian and Prime Broker currently play, the Trust’s operations (including in relation to creations and redemptions of Creation Units and the holding of SOL) could be negatively affected, the Trust could be terminated (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected. Further, the proposed amendments could have a severe negative impact on the price of SOL and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to SOL, or causing certain holders of SOL to sell their holdings.

SOL and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including SOL. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any existing regulation or future regulatory change or other events on the Trust or SOL is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect SOL, particularly with respect to SOL trading platforms and service providers that fall within such jurisdictions’ regulatory scope. Laws, regulations or directives in foreign countries may conflict with those of the United States and may negatively impact the acceptance of SOL by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the SOL economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of SOL, and, in turn, the value of the Shares.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYSDFS’ BitLicense regulation.

Such additional regulatory obligations may cause an Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If an Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to timely acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity. An Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to dissolve the Trust. Dissolution by an Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor has in the past and intends to continue to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes, on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The tax treatment of SOL, SOL staking and transactions involving SOL for U.S. federal income tax purpose is uncertain and may change, which could adversely affect the value of an investment in the Shares.

Current IRS guidance indicates that SOL should be treated and taxed as property, not as currency, for U.S. federal income tax purposes, and that transactions involving the payment of SOL in return for goods and services should be treated as barter transactions. Such exchanges result in gain or loss measured by the difference between the price at which SOL is exchanged and the taxpayer’s basis in the SOL. However, because SOL is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in SOL or in transactions relating to investments in SOL may change from that described in this Report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of SOL may have a negative effect on prices of SOL and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving SOL. In addition, the IRS and U.S. Department of Treasury have proposed regulations regarding the tax information reporting rules for cryptocurrency transactions. In November of 2025, the U.S. Department of the Treasury and IRS issued a revenue procedure (the "Staking Revenue Procedure") setting forth a safe harbor under which the Trust will engage in certain staking activities in reliance on the Staking Revenue Procedure. The Trust seeks to comply with the safe harbor and to maintain its status as an investment trust and as a grantor trust for U.S. federal income tax purposes. The requirements under the safe harbor and under existing law are subject to interpretation and there can be no certainty that regulatory authorities will agree with the Trust's interpretation and application of the guidance or that the Trust will satisfy the Staking Revenue Procedure's safe harbor conditions. Whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in SOL or in transactions relating to investments in SOL is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein should not be used as any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences. The tax treatment of SOL, staking and transactions involving SOL for state and local tax purposes is uncertain and may change, which could adversely affect the value of an investment in the Shares.

Because SOL is a new technological innovation, the tax treatment of SOL for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. A number of states have issued their own guidance regarding the tax treatment of certain digital assets for state income or sales and use tax purposes. It is uncertain what guidance, if any, on the treatment of SOL for state and local tax purposes may be issued in the future. Such treatment may have negative consequences for investors in digital assets, including the potential imposition of a greater tax burden on investors in digital assets or the potential imposition of greater costs on the acquisition and disposition of digital assets. In either case, such different tax treatment may potentially have a negative effect on the price of SOL and a negative impact on the NAV of the Trust.

A hard “fork” or airdrop of the Solana blockchain could result in Shareholders incurring a tax liability.

If a hard fork, airdrop or similar event occurs in the Solana blockchain, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Assets so created. Although the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Assets so created, it is possible that Shareholders may still incur a federal income tax liability as a result of a hard fork, airdrop or similar event if, for example, the IRS does not recognize such a disclaimer. Under current guidance, the IRS has held that a hard fork resulting in the receipt of new units of cryptocurrency is a taxable event giving rise to ordinary income. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income.

Current IRS guidance does not address whether income recognized by a non-U.S. person as a result of a hard fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S. source “fixed or determinable annual or periodical gains, profits and income” (“FDAP”). A Non-U.S. Shareholder (which is a Shareholder that is, or is treated as, for U.S. federal income tax purposes, a nonresident alien individual, a foreign corporation, or an estate or trust whose income is not subject to U.S. federal income tax on a net income basis) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of the new digital asset. There is also the possibility that the Trust may be required to remit a withholding payment to the U.S. Treasury even if there are no distributions to such Non-U.S. Shareholder in the taxable year in which the hard fork, airdrop or similar event occurs.

The receipt, distribution and/or sale of the new digital asset may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S. tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” as a consequence of an investment in the Shares.

Under current IRS guidance, hard forks, airdrops, staking rewards and similar events with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (which is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Internal Revenue Code of 1986, as amended) would constitute “unrelated business taxable income” (“UBTI”). U.S. Tax-Exempt Shareholders should consult their tax advisers regarding whether such Shareholders may recognize UBTI as a consequence of an investment in the Shares.

Intellectual property rights claims may adversely affect the operation of the Solana network.

Third parties may assert intellectual property claims relating to the holding and transfer of SOL and its source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer SOL may adversely affect an investment in the Trust. Additionally, a meritorious intellectual property claim could prevent the Trust and other end-users from accessing, holding or transferring SOL, which could force the liquidation of the Trust’s holdings of SOL. As a result, an intellectual property claim against the Trust or other large SOL participants could adversely affect an investment in the Shares.

Risks Related to the Markets and Service Ecosystems for SOL

The venues through which cryptocurrencies (including SOL) trade are relatively new and may be more exposed to operational problems or failure than trading platforms for other assets, which could adversely affect the value of SOL and therefore adversely affect an investment in the Shares.

Platforms through which SOL trades are relatively new. SOL trading platforms are generally subject to different regulatory requirements than venues for trading more traditional assets, and may be subject to limited or no regulation, especially outside the U.S. Furthermore, many such trading platforms, including exchanges and over-the-counter trading venues, do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. SOL trading platforms may impose daily, weekly, monthly or customer-specific transaction or distribution limits or suspend withdrawals entirely, rendering the exchange of SOL for fiat currency difficult or impossible. Participation in SOL trading on some venues requires users to take on credit risk by transferring digital assets from a personal account to a third party’s account, which could discourage trading on those platforms.

Over the past several years, a number of cryptocurrency trading platforms have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such platforms were not compensated or made whole for the partial or complete losses of their account balances in such exchanges. While smaller trading platforms are less likely to have the infrastructure and capitalization that make larger trading platforms more stable, larger trading venues are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem. For example, in 2014, the largest bitcoin trading platform at the time, Mt. Gox, filed for bankruptcy in Japan amid reports the trading platform lost up to 850,000 bitcoin, valued then at over $450 million.

As another example, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. In August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large bitcoin trading platform. The value of bitcoin immediately decreased by more than 10% following reports of the theft at Bitfinex. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their trading platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, Japan-based exchange Coincheck reported that over $500 million worth of the digital asset NEM had been lost due to hacking attacks, resulting in significant decreases in the prices of bitcoin, ether and other digital assets as the market grew increasingly concerned about the security of digital assets. Following South Korean-based trading platform Coinrail’s announcement in early June 2018 about a hacking incident, the price of bitcoin and ether dropped more than 10%. In September 2018, Japan-based trading platform Zaif announced that approximately $60 million worth of digital assets, was stolen due to hacking activities. In May 2019, one of the world’s largest digital asset trading platforms, Binance, was hacked, resulting in losses of approximately $40 million. Further, in November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. Various claims and issues related to FTX have not yet been resolved.

More recently, in February 2025, the crypto exchange Bybit was hacked, resulting in the theft of over $1.5 billion of ether. The attack has been attributed to the North Korea-sponsored threat actor Lazarus Group, which is believed to operate under the control of North Korea’s intelligence agency. Following the incident, the Bybit exchange remained solvent and Bybit covered all customer losses, however the complexity and interconnected nature of exchange architecture and processes highlights weak points associated with security measures that have become industry-standard. SOL trading platforms that are regulated typically must comply with minimum net worth, cybersecurity, and anti-money laundering requirements, but are not typically required to protect customers to the same extent as regulated securities exchanges or futures exchanges.

Some academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset trading platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Solana blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Solana network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset trading platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. While the Trust’s SOL transactions are expected to be effected by the Execution Agent over-the-counter with known counterparties, if the Trust or the Sponsor were to transact with a sanctioned entity, the Trust or the Sponsor would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for SOL. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust or the Sponsor or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

Furthermore, Authorized Participants, as broker-dealers, and the Execution Agent, Prime Broker and Solana Custodian, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept SOL in connection with creation and redemption requests from Solana Counterparties who have represented to the Trust or the Execution Agent that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. In addition, with respect to all SOL delivered to the Trust by Solana Counterparties in connection with creation requests, the Solana Counterparties must represent to the Trust or the Execution Agent that it will form a reasonable belief (i) as to the identities of, and conduct necessary diligence with respect to, any counterparties from whom the Solana Counterparty obtains SOL being transferred and (ii) that such SOL being transferred by the Solana Counterparty to the Trust were not derived from, or associated with, unlawful or criminal activity.

The Sponsor, the Execution Agent and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. Each of the Sponsor, the Execution Agent and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process including a thorough KYC process, such as the Authorized Participants and the Solana Custodian. Authorized Participants, as broker-dealers, and the Solana Custodian, as a limited purpose trust company subject to New York Banking Law, are subject to the BSA and U.S. economic sanctions laws.

The Solana Custodian has adopted and implemented an anti-money laundering and sanctions compliance program that provides protections intended to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Solana Custodian performs Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Solana Custodian’s KYT program, any SOL that is delivered to the Trust’s custody account will undergo screening to ensure that the origins of that SOL are not illicit.

There is no guarantee that such procedures will always be effective. If the Authorized Participants, the Execution Agent, the Solana Custodian or the Prime Broker were to have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Solana Custodian. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Spot SOL markets may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the digital asset market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in digital assets, new sources of demand for digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at digital asset trading platforms.

Over the past several years, a number of digital asset spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such digital asset spot markets were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms.

For example, in 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated trading platforms located outside of the United States. Such reports alleged that certain overseas trading platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares. Any market abuse, and a loss of investor confidence in digital assets may adversely impact pricing trends in digital assets markets broadly, as well as an investment in Shares of the Trust.

Spot SOL markets may be exposed to wash trading.

Spot markets on which SOL trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, and even on regulated venues there have been allegations of wash trading. Any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of SOL and/or negatively affect the market perception of SOL.

To the extent that wash trading either occurs or appears to occur in spot markets on which SOL trades, investors may develop negative perceptions about SOL and the digital assets industry more broadly, which could adversely impact the price SOL and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset trading platforms at a relative competitive disadvantage.

Spot SOL markets may be exposed to front-running.

Spot markets on which SOL trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a group of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To extent that front-running occurs, it may result in investor frustration and concerns as to the price integrity of digital asset trading platforms and digital assets more generally.

Political or economic crises may motivate large-scale sales of SOL, which could result in a reduction in the prices of SOL and adversely affect an investment in the Shares.

As an alternative to fiat currencies that are backed by central governments, SOL is subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of SOL, either globally or locally. Large-scale sales of SOL would result in a reduction in its price and adversely affect an investment in the Shares.

Validators may suffer losses due to staking, or staking may prove unattractive to validators, which could make the Solana network less attractive.

Validation on the Solana network requires SOL to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Solana network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. The Solana network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of their staked SOL being destroyed or “burned”: penalties, slashing and inactivity leaks. A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked SOL could be burned in an amount equal to the reward to which it would have been entitled for performing the actions. A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked SOL immediately confiscated, withdrawn or burned by the network, resulting in losses to them. After this initial slashing, the validator is queued for forceful removal from the Solana network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days with the exact amount of SOL burned and time period determined by the network regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool. To date, no slashing penalty has been assessed on the Solana network. Staked SOL may also be burned through a process known as an “inactivity leak,” which is triggered if the Solana network has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked SOL must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked SOL are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the SOL staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities. Within the post-Merge Solana network, as part of the “activating” and “exiting” processes of staking, staked SOL will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Solana network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Solana network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Solana network, any staked SOL will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including network conditions. Un-staking generally takes up to three days to complete on the Solana network, however, depending on demand, un-staking can take between hours, days or weeks to complete. Furthermore, the Solana network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of SOL. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Solana network’s adoption or the price of SOL. Any disruption of validation on the Solana network could interfere with network operations and cause the Solana network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of SOL to decrease. The limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Solana network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of SOL to decrease.

Ownership of SOL is pseudonymous, and the supply of accessible SOL is unknown. Entities with substantial holdings in SOL may engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, which could result in a reduction in the price of SOL and adversely affect an investment in the Shares.

There is no registry showing which individuals or entities own SOL or the quantity of SOL that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early SOL adopters hold a significant proportion of the SOL that has been created to date. There are no regulations in place that would prevent a large holder of SOL from selling SOL it holds. To the extent such large holders of SOL engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, it could result in a reduction in the price of SOL and adversely affect an investment in the Shares.

A temporary or permanent blockchain “fork” could adversely affect an investment in the Shares.

The Solana network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of SOL adopt the modification. When a modification is introduced and a substantial majority of users and validators consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Solana network, with one group running the pre modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of SOL running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. A forthcoming “hard fork” called “Alpenglow” was announced by developers of the Solana network in May of 2025 and is expected to reduce transaction finality time and enhance network security. Alpenglow and other future updates could be improperly implemented or not implemented at all, potentially creating vulnerabilities, outages and disruptions in the Solana network, which would impact the price of SOL and the Shares.

Furthermore, a hard fork can introduce new security risks. For example, when Ethereum and Ethereum Classic split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued trading platforms through at least October 2016. A trading platform announced in July 2016 that it had lost 40,000 ether tokens from the Ethereum Classic network, which was worth about $100,000 at that time, as a result of replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security. After a hard fork, it may become easier for an individual validator or validator pool to exceed 50% of the processing power of the Solana network, thereby making the network more susceptible to attack.

A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect SOL’s viability. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of SOL while resisting community-led efforts to merge the two chains. This would result in a permanent fork, as in the case of Ethereum and Classic Ethereum Classic, as detailed above.

A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect SOL’s viability. It is possible, however, that a substantial number of validators could adopt an incompatible version of SOL while resisting community-led efforts to merge the two chains. This would result in a permanent fork, as in the case of Ethereum and Ethereum Classic, as detailed above.

As another example of the effects of hard forks on digital assets, on September 15th, 2022, the Ethereum network successfully completed its Merge, moving from a Proof-of-Work (“PoW”) model to a Proof-of-Stake (“PoS”) model. Ethereum PoW miners who disagreed with the new consensus mechanism forked the network, which resulted in the EthereumPoW network (“ETHW”). ETHW was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to PoS. The vast majority of token holder votes preferred the new PoS consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped ETHW tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the ETHW token almost immediately lost most of its value.

In the event of a hard fork of the Solana network, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the SOL, cash or other assets or rights received as a result of a hard fork or airdrop in respect of SOL (“IR Assets”) so created. As a result, shareholders will not receive the benefits of any hard fork or airdrop. SOL is the only digital asset that will be held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Assets, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

In the event of a fork, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network it believes is generally accepted as the Solana network and should therefore be considered the appropriate network, and the associated asset as SOL, for the Trust’s purposes. If the Trust modifies its policy on forks and airdrops, notice to Shareholders will be provided on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital asset backed investment vehicles as exchange-traded products, which could reduce demand for, and the price of, SOL and adversely impact the value of the Shares.

To date the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital asset exchange-traded products, other than those which hold SOL, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, SOL could be reduced. Such reduced demand could in turn negatively affect the value of the Shares of the Trust. Accordingly, there can be no assurance that the Trust will be able to achieve its intended competitive positioning, which could adversely affect the performance of the Trust and the value of the Shares.

Risks Related to the Trust and the Shares.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include:

•
the development and maintenance of an active trading market for Shares;
•
the continued participation of Authorized Participants;
•
the ability of Authorized Participants to obtain and dispose of SOL in an efficient manner to effectuate creation and redemption orders;
•
the liquidity of the SOL market and the Trust's staking activities;
•
the functioning of the markets on which SOL trades;
•
the compliance of the Trust’s portfolio holdings and staking activities with investment restrictions, policies or regulatory or tax law requirements; and
•
the ability of the Trust to achieve or maintain an economically viable size.

The Trust is subject to risks due to its concentration of investments in a single asset.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset: SOL. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with SOL, including the rise or fall in its price, sometimes rapidly or unexpectedly. By concentrating its investment strategy solely in SOL, any losses suffered as a result of a decrease in the value of SOL can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

Shareholders will not receive the benefits of any forks or “airdrops.”

The Solana blockchain may be subject to forks or airdrops that create new digital assets. Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. The Sponsor refers to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Assets.” If a hard fork, airdrop or similar event occurs in the Solana blockchain, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Assets so created. SOL is the only digital asset that is held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Assets, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Although the Sponsor is under no obligation to do so, an inability to realize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in SOL directly rather than purchasing Shares.

The Trust is subject to management and operational risks from its Sponsor and service providers.

The Trust is subject to management risk because it relies on the Sponsor’s ability to achieve its investment objective. Shareholders will have very limited voting rights, which will limit their ability to influence matters such as amendment of the Trust Agreement, change in the Trust’s basic investment policy, dissolution of the Trust, or the sale or distribution of the Trust’s assets.

The Trust also is subject to the risk of loss as a result of other services provided by the Sponsor and other service providers, including benchmark, custody, administrative, accounting, tax, legal, custody, transfer agency and other services. Operational risk includes the possibility of loss caused by inadequate procedures and controls, human error and cyber attacks, disruptions and failures affecting, or by, a service provider. In addition, the Sponsor may be required to indemnify its officers, directors and key employees with respect to their activities on behalf of the Trust and other accounts, if the need for indemnification arises. This potential indemnification could cause the Sponsor’s assets to decrease. If the Sponsor’s sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Trust losses and/or dissolution of the Trust.

In addition, the Trust’s service providers, including the Solana Custodian, act in similar capacities for a number of other digital asset ETPs. If those digital asset ETPs experience operational challenges or regulatory problems that impact or implicate one or more of the Trust’s service providers, the Trust’s operations may be adversely impacted as a result. The Sponsor will monitor the services provided by the Trust’s service providers to detect and identify any such potential issues with the service providers.

The Trust’s Prime Broker or Solana Custodian could become insolvent or become subject to a receivership or bankruptcy proceeding, which may result in a loss of or delay in access to Trust assets.

In the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Solana Custodian (in the case of the Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Solana Custodian or Prime Broker in the virtual currency industry, there is a risk that customers’ assets-including the Trust’s assets-may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Solana Custodian (in the case of the Vault Balance), and customers-including the Trust-may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Solana Custody Agreement contains an agreement by the parties to treat the SOL credited to the Trust’s Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Solana Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Solana Custodian’s parent, Coinbase Global, has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Solana Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Solana Custodian became subject to insolvency proceedings and a court were to rule that the custodied SOL were part of the Solana Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Solana Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Solana Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Solana Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

There is a risk that the Trading Balance, in which the Trust’s SOL and cash is held in omnibus accounts by the Prime Broker (in the latter case, as described below in “Cybersecurity Risk Related to Solana -Loss of a critical banking relationship for, or the failure of a bank used by, the Execution Agent could adversely impact the Trust’s ability to create or redeem Creation Baskets, or could cause losses to the Trust.”), could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Solana Custody Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance. The Prime Broker is not required to hold any of the SOL or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Solana Custody Agreement provides that the Trust does not have an identifiable claim to any particular SOL (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the SOL (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares. There are no policies that would limit the amount of SOL that can be held temporarily in the Trading Balance maintained by the Prime Broker.

The Trust has entered into a written agreement with the Staking Provider, which may not achieve the intended staking rewards and could adversely affect the value of the Shares.

In seeking to achieve its investment objective, the Trust holds SOL and will seek to stake substantially all of its SOL to earn staking rewards subject to the Staking Condition. The Sponsor has determined that the Staking Condition has been satisfied. As of the date of this Report, the Sponsor intends to engage in staking on behalf of the Trust of substantially all of the Trust's SOL, subject to an amount that it determines to maintain as unstaked SOL in the Liquidity Sleeve.

If the Trust engaging in staking activities raised concerns about the security or liquidity of the Trust's SOL, the Trust may cease some or all of its staking activities. Staking on the Solana network involves delegating of SOL to validators and carries risks discussed further below. Staked SOL may be subject to community-determined penalties for validator misbehavior, or slashing. If the Staking

Provider causes the Trust’s staked SOL to be subject to such slashing losses, the Trust could suffer losses of the staked SOL. Additionally, the staking process includes protocol-defined warm-up, activation and withdrawal periods, during which staked SOL is temporarily locked and inaccessible. These phases affect when SOL begins earning rewards, participates in consensus and becomes available for transfer or redelegation.

Staking Provider will stake the Trust’s SOL as the node operator and operates a validator to stake the Trust’s SOL. The Staking Provider performs its staking services in collaboration with the Solana Custodian, as the SOL is staked directly from the Trust’s SOL account with the Solana Custodian. The Trust maintains control of the SOL while it is staked because it remains in the Trust’s account with the Solana Custodian (i.e., it is kept in a separate account for which the Trust is the beneficial and record owner and will not be commingled other parties' accounts with the Solana Custodian). The Trust maintains the power to unstake its SOL. Each Staking Provider will not have this capability. Staking is a passive activity for the Trust, as it does not operate its staking program. The Trust’s role is limited to evaluating and contracting with one or more Staking Providers and instructing the Staking Provider on when to stake and/or unstake the Trust’s SOL.

The Trust receives a portion of the staking rewards earned through its staking program in the form of SOL. The Staking Provider and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust's staking activities. The expenses of staking the Trust’s SOL is paid from the proceeds of the Trust's staking program and the Trust retains the remaining amount of the staking rewards. The staking rewards earned by the Trust accrue to the Trust’s account with the Solana Custodian and will generally be staked in the same way as the Trust’s already staked SOL.

The Trust’s risk management processes and policies may prove to not be adequate to prevent any loss of the Trust’s SOL.

The Sponsor will continue to monitor and evaluate the Trust’s risk management processes and policies and believes that the current risk management processes and procedures are reasonably designed and effective. The Sponsor believes that the security procedures that the Sponsor and the Solana Custodian utilize, such as hardware redundancy, segregation and offline data storage (i.e., the maintenance of data on computers and/or storage media that is not directly connected to or accessible from the internet and/or networked with other computers, also known as “cold storage”) protocols are reasonably designed to safeguard the Trust’s SOL from theft, loss, destruction or other issues relating to hackers and technological attack. Despite the number of security procedures that the Sponsor and Solana Custodian employ, it is impossible to guarantee the prevention of any loss due to a security breach, software defect, act of God, pandemic or riot that may be borne by the Trust. Notwithstanding the above, the Solana Custodian is responsible for its own gross negligence, willful misconduct or bad faith. In the event that the Trust’s risk management processes and policies prove to not be adequate to prevent any loss of the Trust’s SOL and such loss is not covered by insurance or is otherwise recoverable, the value of the Shares will decrease as a result and investors would experience a decrease in the value of their investment.

The Trust’s Policy for managing the liquidity risks of staking may not fully prevent the Trust from experiencing liquidity challenges, especially in extreme or stressed market conditions.

The Trust’s staking program involves the temporary loss of the ability to transfer or otherwise dispose of the Trust’s SOL. The Sponsor expects that under normal conditions, the Trust will generally regain complete control over the Trust’s SOL in up to three days of instructing the Solana Custodian to unstake or "exit" the Trust’s staked SOL positions. However, there can be no guarantee that such process will result in the Trust regaining complete control of its SOL in time to satisfy its current obligations.

The Trust may reduce the amount of its SOL that is staked as part of managing its liquidity. The Trust will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective; however, the Trust may utilize a short term credit facility or an alternative liquidity arrangement for the purposes of obtaining funds necessary to meet redemptions from the Trust. Accordingly, investors could still experience delays or limitations on redemptions if the Trust is unable to unstake the necessary amount of SOL in time to satisfy its current obligations.

The development and commercialization of the Trust is subject to competitive pressures and may be adversely affected by competition from competing products and other investment vehicles focused on SOL or other digital assets.

The Trust and the Sponsor face competition with respect to the creation of competing products. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize a product involving SOL more rapidly, effectively or for a lower fee than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Trust will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust. For exchange-traded products similar to the Trust, there have been significant “first-mover”

advantages in terms of asset gathering, trading volume and media coverage. In many cases, the first mover in an asset class has been able to maintain these advantages for extended periods.

Investors may invest in SOL through means other than the Shares, including through direct investments in SOL and other potential financial vehicles, possibly including securities backed by or linked to SOL and digital asset financial vehicles similar to the Trust, or SOL futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in SOL directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of SOL are formed and represent a significant proportion of the demand for SOL, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding SOL, could negatively affect the Benchmark, the Trust’s SOL holdings, the price of the Shares, the net asset value of the Trust and the NAV.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of SOL.

In addition, the Trust will compete with direct investments in SOL, SOL futures-based products, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Trust.

The value of the Shares may be influenced by a variety of factors unrelated to the value of SOL.

The value of the Shares may be influenced by a variety of factors unrelated to the price of SOL that may have an adverse effect on the price of the Shares. These factors include:

•
The Trust could experience unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of SOL have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures, such as algorithms, codes, passwords, multiple signature systems, encryption and telephone call-backs, used to protect the Trust’s account with the Solana Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets;
•
If the Solana network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Solana network may increase the potential for SOL to be used to facilitate crime, exposing such service providers to potential reputational harm;
•
Staking involves the risk of loss of the Trust's SOL, which would adversely affect the value of the Shares;
•
Liquidity challenges related to unstaking the Trust's SOL to meet redemption requests could result in certain liquidity risks to the Trust, including possible delays in the satisfaction of redemption requests;
•
The uncertain legal and regulatory environment regarding staking, especially as it relates to the U.S. federal income tax consequences of staking in a grantor trust structure; or
•
There is a possibility that the Trust's staking activities could result in potential tax liabilities for beneficial owners of Shares without receiving corresponding distributions from the Trust in connection with the Trust's staking activities, even though the Trust will liquidate staking rewards to pay quarterly distributions to Shareholders.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The NAV may not always correspond to the market price of the Shares.

The NAV of the Trust may not always correspond to the market price of its Shares. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, normal trading hours for the Trust, the calculation methodology of the NAV, demand or supply for Shares of the Trust in excess of an Authorized Participant’s ability to create or redeem Shares and/or the closing of SOL trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of SOL. Additionally, SOL is traded on trading platform markets and over-the-counter 24-hours a day and seven days a week, and the value of the Shares may therefore change on days and at times when an investor is not able to buy or sell Shares.

The Trust and the Sponsor believe that slippage in trading (i.e., the difference between the expected price and the price at which the trade is executed) is not necessarily more pronounced in the trading of digital assets as compared to other asset classes or in the trading of SOL as compared to other digital assets. To monitor the trading of SOL and other digital assets, the Execution Agent requests quotes from liquidity providers to trade SOL or other digital asset as a spread off a corresponding index. While trading slippage is not expected to have a material impact on the Trust over the long term, trading slippage may from time to time be material on a given day. The Trust does not currently intend to take specific steps to limit the impact of trading slippage.

An Authorized Participant may be able to create or redeem a Creation Basket at a discount or a premium to the public trading price per Share. To the extent creations or redemptions take place in kind, it is unlikely that the Trust’s operations will be directly impacted by any discount or premium in the market price of its Shares, however, there is no guarantee that the Trust will not be negatively affected by slippage.

Shareholders may be adversely affected by an overstatement or understatement of the NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV calculation.

If the Benchmark is not available or the Sponsor determines, in its sole discretion, that the Benchmark should not be used, the Trust’s SOL investments may be valued using techniques other than reliance on the price established by the Benchmark. The value established by using the Benchmark may be different from what would be produced through the use of another methodology. SOL valued using techniques other than those employed by the Benchmark, including SOL investments that are “fair valued,” may differ from the value established by the Benchmark.

Benchmark correlation risk.

The Trust expects to outperform the Benchmark before taking its expenses and liabilities into account due to its plans to receive SOL staking rewards but may not achieve the desired correlation to the Benchmark and thus may not achieve its investment objective. The difference in performance between the Trust and the Benchmark may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, differences in the timing of the addition or removal of constituent trading platforms underlying the Benchmark, staking rewards earned by the Trust, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

To the extent the Trust makes use of cash creations and redemptions, such transactions may adversely affect arbitrage mechanism and/or impair efficiency in primary market transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of SOL and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the creation and redemption model. Such delays could cause the execution price associated with such trades to materially deviate from the Benchmark price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying SOL, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of SOL, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying SOL held by the Trust or sell Shares at a price lower than the value of the underlying SOL held by the Trust, causing Shareholders to suffer losses.

SOL buying and selling activity associated with the creation and redemption of Creation Baskets, or withdrawal from participation by an Authorized Participant, may adversely affect an investment in the Shares of the Trust.

The Trust’s or the Execution Agent’s purchase of SOL in connection with Creation Basket purchase orders may cause the price of SOL to increase, which will result in higher prices for the Shares. Increases in SOL prices may also occur as a result of SOL purchases by other market participants who attempt to benefit from an increase in the market price of SOL when Creation Baskets are issued. The market price of SOL may therefore decline immediately after Creation Baskets are issued.

Selling activity associated with sales of SOL by the Trust or the Execution Agent in connection with redemption orders may decrease the SOL prices, which will result in lower prices for the Shares. Decreases in SOL prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of SOL by the Trust or the Execution Agent may have on the price of SOL, sales and purchases of SOL by similar investment vehicles (if developed) could impact the price of SOL. If the price of SOL declines, the trading price of the Shares will generally also decline.

The Trust’s and the Authorized Participants’ ability to buy or sell SOL may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that a SOL spot market or governmental authority may suspend or restrict trading in SOL altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting SOL or other issues affecting counterparties. SOL is a relatively new asset with a very limited trading history. Therefore, the markets for SOL may be less liquid and more volatile than other markets for more established products.

Authorized Participant risk.

The Trust has a limited number of financial institutions that may act as Authorized Participants and engage in creation or redemption transactions directly with the Trust, and none of those Authorized Participants is obligated to engage in creation and/or redemption transactions. In the event that one or more Authorized Participants that have substantial interests in the Trust’s Shares exit the business or are unable to proceed with participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, and no other Authorized Participant is able to step forward to create or redeem Creation Baskets, this may result in a significantly diminished trading market for the Shares, and the Shares may be more likely to trade at a premium or discount to the Trust’s NAV and to face trading halts and/or delisting. Further, the Trust’s Authorized Participants may act as authorized participants for a number of other digital asset ETPs. If those digital asset ETPs experience operational challenges or regulatory problems that impact or implicate one or more of the Trust’s Authorized Participants, the Trust may be adversely impacted. In addition, if one or more of the Trust’s Authorized Participants discontinue serving as an Authorized Participant with respect to the Trust but not to other digital asset ETPs, the liquidity of Shares and the value of an investment in the Shares may be adversely affected. Finally, in periods of heightened SOL price volatility, the Authorized Participants may not be able to effectively make markets in several impacted digital asset ETPs at once, which could lead to larger bid-ask spreads or Share price premiums and discounts. The Sponsor will monitor the activity and operations of the Trust’s Authorized Participants to identify any such potential issues.

The inability of Authorized Participants to hedge their SOL exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants will generally want to hedge their exposure in connection with Creation Basket creation and redemption orders. To the extent Authorized Participants are unable to hedge their exposure due to market conditions (e.g., insufficient SOL liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of SOL, etc.), such conditions may make it difficult to create or redeem Creation Baskets or cause them to not create or redeem Creation Baskets. In addition, the hedging mechanisms employed by Authorized Participants to hedge their exposure to SOL may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of the Trust and the spread at which the Trust trades on the open market.

The market infrastructure of the SOL spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust.

SOL is extremely volatile, and concerns exist about the stability and reliability of many trading platforms where SOL trades. In a highly volatile market, or if one or more trading platforms supporting the SOL market face an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

SOL spot trading platforms are not subject to the same regulatory oversight as traditional equity exchanges, which could negatively impact the ability of Authorized Participants to implement arbitrage mechanisms.

The trading for spot SOL occurs on multiple domestic and foreign trading platforms that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond trading platforms. If these trading platforms do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount to the NAV.

In addition, trading on these trading platforms may be halted or disrupted due to regulatory actions, operational problems at the trading platforms or third parties, cybersecurity incidents or acts of fraud or misconduct, among others. In the event a trading platform experiences such a disruption, the Trust may be impacted and the value of the Shares may decline. Further, the price and availability of SOL on these trading platforms may differ, and if the Trust transacts at one trading platform at a time where the price and/or availability of SOL is materially worse than that of another trading platform, the value of Shares may be impacted. Operational problems or failures by SOL trading platforms and fluctuations in SOL prices may reduce confidence in these platforms or in SOL generally, which could adversely affect the price of SOL and therefore adversely affect an investment in the Shares.

Only Authorized Participants may transact in Creation Baskets.

The Trust will process all creations and redemptions of Shares in transactions with Authorized Participants. Shareholders that are not Authorized Participants or who are unable to transact in Creation Baskets through Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares. Although shares of the Trust are listed for trading on the Exchange, there can be no assurance that an active trading market for such shares will develop or be maintained. Secondary market trading in Shares may be halted by the Exchange because of market conditions or for other reasons. Shares of the Trust, similar to shares of other issuers listed on a stock exchange, may be sold short and are therefore subject to the risk of increased volatility and price decreases associated with being sold short. Shares trade on the Exchange at prices at, above or below the most recent NAV. The NAV is calculated at the end of each Business Day and fluctuates with changes in the market value of the Trust’s SOL. The trading price of the Shares fluctuates continuously throughout trading hours based on both market supply of and demand for Shares and the underlying value of the Trust’s SOL or the Trust’s NAV. As a result, the trading prices of Shares may deviate significantly from NAV during periods of market volatility. Any of these factors, among others, may lead to the Shares trading at a premium or discount to NAV. While the creation/redemption feature is designed to make it more likely that Shares normally will trade on the Exchange at prices close to the next calculated NAV, market prices are not expected to correlate exactly with the Trust’s NAV due to timing reasons, supply and demand imbalances and other factors. In addition, disruptions to creations and redemptions, including disruptions at Authorized Participants, or other market participants, and during periods of significant market volatility, may result in trading prices for Shares that differ significantly from its NAV. Authorized Participants may be less willing to create or redeem Shares if there is a lack of an active market for such Shares or its underlying investments, which may contribute to the Shares trading at a premium or discount to NAV. Buying or selling Shares on the Exchange involves two types of costs that apply to all securities transactions. When buying or selling Shares through a broker, Shareholders will likely incur a brokerage commission and other charges. In addition, Shareholders may incur the cost of the “spread”; that is, the difference between what investors are willing to pay for Shares (the “bid” price) and the price at which they are willing to sell Shares (the “ask” price). The spread, which varies over time for Shares based on trading volume and market liquidity, is generally narrower if the Trust has more trading volume and market liquidity and wider if the Trust has less trading volume and market liquidity. In addition, increased market volatility may cause wider spreads. There may also be regulatory and other charges that are incurred as a result of trading activity. Because of the costs inherent in buying or selling Shares, frequent trading may detract significantly from investment results and an investment in Shares may not be advisable for investors who anticipate regularly making small investments through a brokerage account.

Solana Counterparty risk.

There can be no guarantee that the Execution Agent will be able to find Solana Counterparties to actively and continuously provide SOL liquidity to the Trust. Because the Solana Counterparties are not contractually obligated to provide SOL liquidity to the Trust, if the Trust is unable to find sufficient sources of SOL liquidity, the Execution Agent may not be able to purchase or sell SOL on behalf of the Trust at prices and at times that will enable the Trust to track the Benchmark. If the Execution Agent is unable to transact in SOL on the Trust’s behalf on a timely and cost-efficient basis, it could adversely affect the price of SOL and therefore adversely affect an investment in the Shares. To the extent that the unavailability of SOL liquidity results in a diminished trading market for the Shares, the Shares may be more likely to trade at a premium or discount to the Trust’s NAV and to face trading halts and/or delisting. Further, if one or more Solana Counterparties or trading platforms or venues supporting the SOL market are unwilling or unable to provide liquidity to the Trust, it could be challenging for any Authorized Participants to provide continuous liquidity in the Shares.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the purchase or redemption settlement date, for (1) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, (3) such other period as the Sponsor determines to be necessary for the protection of the Trust or its Shareholders (for example, where acceptance of the total deposit required to create each Creation Basket would have certain adverse tax consequences to the Trust or its Shareholders), or (4) as agreed upon between the Sponsor and Authorized Participant. An emergency could include situations where the Trust is unable to transact in SOL or where the Trust is unable to value its SOL holdings. Such a situation may arise when trading of SOL is suspended on one or more of the digital asset trading platforms that are included in the Benchmark (for example, as a result of a significant technical failure, power outage or network error) or the Trust is unable to access the SOL in the Trust’s SOL custody account at the Solana Custodian due to technical or operating issues at the Trust or the Solana Custodian. Because the Trust’s SOL transactions are expected to be effected by the Execution Agent over-the-counter, it is unlikely that the Trust’s SOL transactions would be directly impacted by a trading halt on one or more digital asset trading platforms. However, such disruptions may have an effect on overall SOL liquidity or cause price spreads of SOL to widen.

In addition, the Trust may reject a redemption order if the order is not in proper form as described in the authorized participant agreement by and among the Trust, the Sponsor and the Authorized Participants (the “Authorized Participant Agreement”) or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

Due to the time involved in “exiting” the staking process, there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s SOL that remains unstaked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked SOL which must be unstaked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust's SOL that has not been staked, or through another mechanism to manage liquidity in connection with redemption orders) will be unstaked only after the redemption request is approved by the Trust, the Sponsor executes an unstake or withdrawal transaction through the Solana Custodian, and such transaction is processed by the Solana network. The Staking Provider will not be able to transfer unstaked SOL or staking rewards to another address on the Solana network. The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the ticker symbol QSOL. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The lack of active trading markets for the Shares of the Trust may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, will likely be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, Shareholders could incur a taxable gain as a result of the sale of SOL (including sales of SOL to pay the Sponsor Fee and other Trust expenses), which gain does not correspond to a distribution to Shareholders (so-called “phantom income”). Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns. In that event, Shareholders may be subject to tax on any realized capital gain resulting from their pro-rata share of the SOL sold by the Trust even though there is not a corresponding distribution from the Trust, although the Sponsor intends to make quarterly distributions, on behalf of the Trust, of staking rewards to Shareholders.

The amount of SOL represented by the Shares will decline over time.

The amount of SOL represented by the Shares will be reduced during the life of the Trust each time the Trust accrues the Sponsor Fee, and to pay for any extraordinary expenses. This dynamic will occur irrespective of whether the value of the Trust’s assets, or the trading price of the Shares, rises or falls.

Each outstanding Share represents a fractional, undivided interest in the SOL held by the Trust. The Trust transfers SOL to pay for the Sponsor Fee, and to pay for any extraordinary expenses, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, borrowing costs under a short term credit facility or alternative liquidity arrangement, Solana network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain), any indemnification of the Sponsor, Cash Custodian, Solana Custodian, Staking Provider, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. Therefore, the amount of SOL represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of SOL or cash used to acquire SOL over time, as the amount of SOL required to create Shares proportionally reflects the amount of SOL represented by the Shares outstanding at the time of such Share issuance. Assuming a constant SOL price, the trading price of the Shares is expected to gradually decline relative to the price of SOL at the rate of the Sponsor Fee and other expenses.

Any errors or changes in calculations used to value the Trust’s SOL holdings and SOL holdings per Share may have an adverse effect on the value of the Shares.

The value of Trust’s SOL holdings is typically determined on a daily basis as of 4:00 p.m. ET on each Business Day. This determination is made utilizing data from the operations of the Trust, calculated as of 4:00 p.m. ET on such day. In the event that the value of the Trust’s SOL holdings or SOL holdings per Share is incorrectly calculated, the Sponsor and the Administrator will not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent, the Solana Custodian, Staking Provider or the Cash Custodian.

Under the Trust Agreement, the Trustee and the Sponsor will have a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. The Trust has also agreed to indemnify the Transfer Agent, Solana Custodian, Staking Provider and Cash Custodian under their respective agreements with the Trust for certain liabilities or expenses that such party incurs, subject to certain qualifications. Therefore, the Trustee, Sponsor, Transfer Agent, the Solana Custodian, Staking Provider or the Cash Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the SOL holdings of the Trust and the value of the Shares.

The Sponsor and its affiliates are subject to conflicts of interest that could adversely affect an investment in the Trust.

The Sponsor and its affiliates and their respective officers, directors and employees and other related parties engage in a broad spectrum of activities and may expand the range of services that they provide over time. The Sponsor and its related parties will generally not be restricted in the scope of their business or in the performance of any such services (whether now offered or undertaken in the future), even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. In the ordinary course of their business activities, the Sponsor and its related parties may engage in activities where the interests of the Sponsor and its related parties or the interests of their clients conflict with the interests of the Trust. Certain employees of the Sponsor also have responsibilities relating to the business of one or more related parties. These employees are not restricted in the amount of time that may be allocated to the business activities of the Sponsor’s related parties, and the allocation of such employees’ time between the Sponsor and its related parties may change over time.

The Sponsor and its related parties are responsible for managing other accounts in addition to the services that they provide to the Trust, including other accounts of the Sponsor or its affiliates. Other accounts may include, without limitation, private or SEC-registered funds, separately managed accounts, offshore funds or accounts, or investments owned by the Sponsor or its affiliates. Management of other accounts in addition to services provided to the Trust can present certain conflicts of interest. The other accounts might have similar or different investment objectives or strategies as the Trust, or otherwise hold, purchase or sell investments that are eligible to be held, purchased or sold by the Trust, or may take positions that are opposite in direction from those taken by the Trust.

The Sponsor may devote unequal time and attention to the management of different accounts. As a result, the Sponsor may not be able to fulfill its obligations to the Trust as might be the case if it were to devote substantially more attention to the management of a single account. The effects of this potential conflict may be more pronounced where accounts overseen by the Sponsor have different investment strategies.

A conflict of interest arises where the financial or other benefits available to the Sponsor or its related parties differ among the accounts that it manages. Where the structure of the Sponsor’s or its related party’s fee differs among accounts (such as where certain accounts pay higher management fees or a performance or incentive fee), the Sponsor might be motivated to help certain accounts over others. In addition, the Sponsor might be motivated to favor accounts in which it has an interest and/or its related parties have interests.

Similarly, the desire to maintain or raise assets under management or to enhance the Sponsor’s or its related parties’ performance record or to derive other rewards, financial or otherwise, could influence the Sponsor to give preferential treatment to those accounts that could most significantly benefit the Sponsor.

The Trust’s service providers (including its Solana Custodian, Administrator, auditor and legal counsel) may provide services to other pooled investment vehicles with similar investment strategies and objectives and, accordingly, may have conflicts of interest. The Trust’s Sponsor and other service providers and their principals, employees or affiliates may invest or trade in digital assets for their own accounts, which activities may conflict or compete with the Trust.

The Sponsor or its related parties may purchase Shares from the Trust from time to time, and may hold a material position in the Trust. The Trust will not receive any of the proceeds from the resale by the Sponsor or its affiliates of these Shares, and the sale of such Shares may impact the price at which you may be able to sell your Shares. The Sponsor and its related parties reserve the right, subject to compliance with applicable law, to sell into the market or redeem in Creation Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. The Sponsor or its related parties face conflicting interests in determining whether, when and in what amount to sell or redeem Shares of the Trust. The Sponsor and its related parties are under no obligation to consider the effect of redemptions on the Trust and other Shareholders in deciding whether to sell or redeem their Shares.

The Sponsor is responsible for selecting and engaging the Trust’s service providers, including the Benchmark Provider. To the extent that the Sponsor has other commercial arrangements with the service providers, the Sponsor may face conflicts of interest with respect to its oversight and supervision of the service providers. Further, to the extent that the Sponsor has investments in SOL and/or in Shares, and due to the fact that the Sponsor Fee is payable based on the value of the Shares, the Sponsor may face potential conflicts of interest with respect to the Benchmark Provider’s valuation of Shares.

Investment vehicles advised or managed by affiliates of the Sponsor hold a minority interest in Coinbase Global, the parent of Coinbase Inc., which serves as the Trust’s Prime Broker and operates one of the digital asset trading platforms included in the Benchmark price and is the parent of the Solana Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own shares in many public companies listed in the United States, including Coinbase Global, the parent of Coinbase Inc. which operates the Coinbase trading platform and serves as the Trust’s Prime Broker. The Trust values its digital assets by reference to the Benchmark price. Coinbase is one of the digital asset trading platforms included in the Benchmark.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Broker. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of SOL in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Coinbase Global is also the parent company of the Solana Custodian. The Solana Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding digital assets held by the Trust, and holding the private keys that provide access to the Trust’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the Solana Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the Solana Custodian’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the Solana Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Solana Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

There is no guarantee that every employee, officer, director or similar person associated with the Sponsor, the Execution Agent or their affiliates will comply with the policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust, the Sponsor or the Execution Agent.

While the Sponsor has adopted and implemented policies and will adopt standard operating practices requiring that certain applicable personnel pre-clear personal trading activity in which SOL is the referenced asset, there is no way to guarantee that every employee, officer, director, or similar person associated the Sponsor, the Execution Agent or their affiliates will comply at all times with such policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust, the Sponsor or the

Execution Agent. This risk is present in traditional financial markets and is not unique to SOL. If such employees or others affiliated with the Trust, Sponsor, Execution Agent, or affiliates respectively do engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Trust, Sponsor, Execution Agent, or relevant affiliate respectively could be the target of civil or criminal fines, penalties, punishments, or other regulatory or other sanctions or lawsuits or could be the target of an investigation, whether directly or indirectly, such as on a failure to diligently supervise theory. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

The Sponsor, the Execution Agent and their affiliates may also participate in transactions related to SOL, either for their own account (subject to certain internal employee trading operating practices) or for the account of other clients, and such transactions may occur prior to, during, or after the commencement of this offering. Such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the SOL held by the Trust and, consequently, on the market value of SOL.

Limited recourse.

The Solana Custodian has limited liability for any loss, claim, or damage to the Trust, impairing the ability of the Trust to recover losses relating to its SOL and any recovery may be limited, except to the extent that such loss, claim or damage directly resulted from the negligence, bad faith, willful misconduct or fraud of the Solana Custodian. In addition, the Solana Custodian is generally not liable for any loss caused, directly or indirectly, by the failure of the Trust to provide true, correct and complete information to the Solana Custodian, or a force majeure event. Furthermore, the Solana Custodian is generally not liable for a loss caused, directly or indirectly, by any failure or delay to act by any service provider to the Solana Custodian or any system failure in respect of a third party’s automated system that prevents the Solana Custodian from fulfilling its obligations.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred absent fraud, gross negligence, bad faith or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholder to Trustee or the Sponsor may be limited.

Risks Related to the Benchmark.

The Benchmark has a limited history.

The Benchmark has a limited history. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Benchmark, including the spot markets that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Benchmark will appropriately track the price of SOL in the future, and the Benchmark could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The Benchmark Pricing Sources used by the Benchmark are digital asset spot markets that facilitate the buying and selling of SOL and other digital assets. Although many Benchmark Pricing Sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of SOL may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of SOL used in Benchmark calculations and, therefore, could affect the SOL price as reflected by the Benchmark.

The Benchmark is based on various inputs which include price data from various third-party SOL spot markets. The Benchmark Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change the Benchmark.

The Sponsor, in its sole discretion, may cause the Trust to utilize an index or standard other than the Benchmark (an “Alternative Benchmark”) at any time, with at least 60 days’ prior notice to the Shareholders (where possible). The Sponsor may utilize an Alternative Benchmark for a variety of reasons, including, without limitation, if investment conditions change such that the Sponsor believes that an Alternative Benchmark better reflects a fair value price for SOL, the Sponsor has concerns regarding the Benchmark Provider’s ability to continue to publish the Benchmark, or the Sponsor otherwise believes that the use of an Alternative Benchmark would be in the best interest of the Trust. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an Alternative Benchmark, it will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The trading platforms that may be designated as a principal market under the Benchmark Provider’s methodology face a number of risks.

Unlike traditional stock and commodity exchanges, cryptocurrency trading platforms face a number of risks, including but not limited to, distributed denial-of-service (“dDoS”), interruption of trading, hacking of user accounts, lack of standards and naming convention for symbols, and an unstable technological and legal environment (causing changes in fee structure, blocking of funds withdrawal, etc.). Suspension or disruption of market trading in SOL on one or more Benchmark Pricing Sources may adversely affect the value of the Benchmark.

The Benchmark is subject to the limitations of its methodology and the Solana market.

Though the Benchmark is designed to be representative of the SOL market or otherwise align with its stated objective, it may not be representative in every case or achieve its stated objective in all instances. The Benchmark is designed and calculated strictly to follow the rules of its methodology, and any Benchmark price or other output is limited in its usefulness to such design and calculation. In addition, the Benchmark will necessarily be composed of a limited number of potential principal markets, and thus the Benchmark may not reflect the value of SOL on crypto trading platforms not considered in the Benchmark. Furthermore, the Benchmark Provider publicizes its methodology as a whitepaper available for download on the Benchmark Provider’s website.

The SOL market can be volatile, including those market interests which the Benchmark intends to measure or upon which the Benchmark is dependent in order to achieve its stated objective. For example, illiquidity can have an impact on the quality or amount of data available to the Benchmark Provider for calculation, and may cause the Benchmark to produce unpredictable or unanticipated results. In addition, market trends and changes to market structure may render the objective of the Benchmark unachievable or cause the Benchmark to become impractical to replicate.

The Benchmark Provider could experience system failures or errors.

If the computers or other facilities of the Benchmark Provider, Benchmark Pricing Sources, data providers and/or relevant stock exchange malfunction for any reason, calculation and dissemination of the Benchmark may be delayed. Errors in Benchmark data, the Benchmark computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to the errors in the Benchmark, which may lead to a different investment outcome for the Trust and its Shareholders than would have been the case had such events not occurred. The Benchmark is the reference price for calculating the Trust’s NAV. Consequently, losses or costs associated with the Benchmark’s errors or other risks described above will generally be borne by the Trust and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing.

If the Benchmark is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of SOL, the price of the Shares may no longer track, whether temporarily or over time, the global market price of SOL, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of SOL. To the extent such prices differ materially from the market price for SOL, investors may lose confidence in the Shares’ ability to track the market price of SOL, which could adversely affect the value of the Shares. The Sponsor does not anticipate that the need to “fair value” SOL will be a common occurrence.

Risks related to pricing.

The Trust’s portfolio is priced, including for purposes of determining the NAV, based upon the estimated fair market value (“FMV”) for SOL determined by the Benchmark Provider. The price of SOL in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV. The Benchmark Provider has substantial discretion at any time to change the methodology used to determine the FMV of SOL, including the spot markets underlying its methodology. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes.

The Benchmark Pricing Sources used by the Benchmark Provider are digital asset spot markets that facilitate the buying and selling of SOL and other digital assets. Although many Benchmark Pricing Sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of SOL may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of SOL determined by the Benchmark Provider.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s SOL holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of SOL trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of SOL. An Authorized Participant may be able to create or redeem a Creation Basket at a discount or a premium to the public trading price per Share.

Shareholders also should note that the size of the Trust in terms of total SOL held may change substantially over time and as Creation Baskets are created and redeemed.

In the event that the value of the Trust’s SOL holdings or SOL holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Trust has no directors, principal officers or employees, the Sponsor is responsible for managing cybersecurity risks to the Trust. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Sponsor’s parent company, has a designated Global Chief Security Officer (“GCSO”) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 29 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees, among others, the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Invesco’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets. The cybersecurity program includes the following:

•
Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•
Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•
An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party.
•
Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•
Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is Invesco’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Invesco’s Board of Directors oversees cybersecurity risk and receives updates at a minimum, of twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this Committee include Invesco Ltd.’s Chief Administrative Officer, Chief Risk & Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance,

and Global Operational Risk Owners which includes the GCSO. The committee reports to Invesco’s Enterprise Risk Management Committee which provides updates to the Invesco Board of Directors to facilitate their oversight.

Although risks from cyber threats have not materially affected the Trust’s business strategy, results of operations or financial condition, Invesco continues to closely monitor cyber risk. The Sponsor oversees cybersecurity risks for the Trust by applying Invesco's enterprise policies and control framework to the Trust's operations and service providers and by escalating any Trust relevant findings through the Sponsor's management reporting and certification processes. The Trust did not experience any material cybersecurity incidents during the year ended December 31, 2025, and cybersecurity risks did not materially affect the Trust's business strategy, results of operations, or financial condition in the period. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks the Trust faces from cybersecurity threats, please see Item 1A. Risk Factors.

ITEM 2. PROPERTIES.

The Trust does not own or use physical properties in the conduct of its business. The Sponsor’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares began trading on the Cboe BZX Exchange, Inc. on December 15, 2025 under the symbol “QSOL.”

Holders

As of January 31, 2026, the Trust had 22 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

In connection with the Trust’s launch, the Trust was seeded with $100,000 on October 16, 2025 through the sale of 4,000 Shares (“Initial Seed Shares”) by the Trust to Invesco Ltd., an affiliate of its Sponsor. On December 10, 2025, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on December 10, 2025, Invesco Ltd. created 175,000 shares at a price of $13.837 per Share based on the Lukka Prime Solana Reference Rate (the “Benchmark”) price as of 4:00 p.m. Eastern Time on December 10, 2025.

Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the period from December 15, 2025 (commencement of trading on the Exchange) to December 31, 2025, the Trust did not redeem any Creation Baskets from Authorized Participants.

ITEM 6. RESERVED.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Information” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

Invesco Galaxy Solana ETF (the “Trust”) is a Delaware statutory trust that was formed on June 12, 2025. The Trust continuously issues Shares. The Trust operates pursuant to its Trust Agreement, dated as of November 28, 2025. The Shares began trading on the Exchange under the ticker symbol “QSOL” on December 15, 2025. The Trust offers Shares only to Authorized Participants in one or more blocks of 5,000 Shares based on the quantity of SOL attributable to each Share of the Trust.

Investment Objective

The Trust’s investment objective is to reflect the performance of the spot price of Solana (“SOL”) as measured using Lukka Prime Solana Reference Rate (the “Benchmark”), as adjusted to reflect the SOL staking rewards earned by the Trust and the Trust’s expenses and other liabilities. The Trust expects to outperform the Benchmark before taking its expenses and liabilities into account due to its plans to receive SOL staking rewards.

Determination of Net Asset Value

The Administrator calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) once each business day. To calculate the NAV, the Administrator totals the current market value of SOL in the Trust and any other assets, and subtracts any liabilities including accrued but unpaid expenses. The Trust’s NAV is an amount denominated in U.S. dollars.

The Administrator also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that the Exchange is open for regular trading and are posted on the Trust’s website, www.invesco.com/QSOL.

Staking

The Sponsor seeks to stake substantially all of the Trust’s assets through one or more trusted Staking Providers, except as necessary to (i) pay the Sponsor Fee or other Trust expenses, (ii) satisfy existing and reasonably foreseen potential redemption requests, (iii) address regulatory or tax concerns raised by staking activities or (iv) to maintain unstaked SOL in the Liquidity Sleeve.

The Trust receives the staking rewards earned through its staking program in the form of SOL. Staking rewards are accrued as earned and are calculated based on the amount of SOL staked and current blockchain protocols. While the Trust’s assets are delegated to the Staking Provider for staking activities, the Trust maintains all right, title and interest to the staked SOL; and as such, the staked assets are reflected in Investments in Solana, at fair value on the Statement of Financial Condition.

The Staking Provider and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust's staking program (collectively, "Staking Expenses"). The Trust will pay the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. The staking rewards earned by the Trust in the form of SOL will accrue to the Trust’s account with the Solana Custodian and will generally be staked by the Trust. The expenses of staking the Trust’s SOL is paid from the proceeds of the Trust's staking program and the Trust will retain the remaining amount of the staking rewards. Staking rewards, net of Staking Expenses are reflected as Staking Income, Net on the Statement of Income and Expense.

The staking rewards received by the Trust may be treated as income for U.S. federal income tax purposes. The Sponsor, on behalf of the Trust, intends to liquidate certain staking rewards for cash to be distributed to Shareholders quarterly. The treatment of staking in a grantor trust for U.S. federal income tax purposes is still developing. As a grantor trust, the Trust can undertake only certain types of activities. The Trust will not acquire and will disclaim any Incidental Right or Incidental Right asset received, for example as a result of “forks” or “airdrops,” and such assets will not be taken into account for purposes of determining NAV.

Valuation of SOL

In seeking to achieve its investment objective, the Trust holds SOL. The Trust will value its Shares each Business Day as of 4:00 p.m. ET. The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of SOL held by the Trust and for financial statement purposes. The value of SOL held by the Trust is determined based on the FMV price for SOL, reflecting the execution price of SOL on its principal market as determined each day by the Benchmark Provider. The FMV price for SOL reflects the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date of SOL on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security’s fair value. The Benchmark is designed to provide an estimated fair market value price for SOL, based on the execution price of SOL on its principal market. In this regard, the Benchmark Provider seeks to identify a “principal market” for SOL each day by evaluating eligible SOL trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity.

Liquidity and Capital Resources

The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs.

The Trust will pay the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee.

The Sponsor Fee will be accrued daily and paid monthly in arrears in U.S. dollars, and will be calculated by the Administrator. The Administrator will calculate the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets. To cover the Sponsor Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert SOL held by the Trust into U.S. dollars. The NAV of the Trust and the number of SOL represented by a Share will decline each time the Trust accrues the Sponsor Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of SOL to or from the Trust in connection with paying the Sponsor Fee or in connection with creation and redemption transactions.

Except as noted below, the Sponsor has agreed to pay all of the Trust’s ordinary expenses out of the Sponsor’s unified fee, including, but not limited to, the Trustee’s fees, the fees of BNYM (for its services as the Administrator, Transfer Agent, and Cash Custodian), the fees of the Solana Custodian, the fees of the Execution Agent, Exchange listing fees, Securities and Exchange Commission (“SEC”) registration fees, printing and mailing costs, legal costs and audit fees. The Sponsor’s payment of such Trust expenses is not subject to a cap. The Sponsor also paid the costs of the Trust’s organization.

The Trust may incur certain extraordinary expenses that are not assumed by the Sponsor. These include, but are not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Solana network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain), any indemnification of the Sponsor, Cash Custodian, Solana Custodian, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust from time to time will be required to sell SOL in such quantities as necessary to permit payment of the Sponsor Fee and any Trust expenses and liabilities not assumed by the Sponsor. The Sponsor has engaged the Execution Agent to sell SOL on the Trust’s behalf in such circumstances. At the direction of the Trust, the Execution Agent will seek to sell SOL at approximately the price at which it is valued by the Trust and in the smallest amounts required to permit such payments as they become due, with the intention of minimizing the Trust’s holdings of assets other than SOL. Accordingly, the amount of SOL to be sold may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of SOL.

The Trust has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to Shareholders.

Cash Flows

A primary cash flow activity of the Trust is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in SOL.

As of the date of this Report, each of BNY Mellon Capital Markets, LLC, Jane Street Capital LLC, Macquarie Capital (USA) Inc., and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(2.5) million for the period October 16, 2025 to December 31, 2025. During the period October 16, 2025 to December 31, 2025, $2.5 million was paid to purchase SOL.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $2.5 million during the period October 16, 2025 to December 31, 2025. This included $2.6 million from Shares purchased by Authorized Participants and $0.1 million from Shares redeemed by Authorized Participants during the period October 16, 2025 to December 31, 2025.

Results of Operations

On October 16, 2025, Invesco Ltd., subject to certain conditions, purchased 4,000 Shares (the “Initial Seed Shares”) in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares. Delivery of the Shares was made on October 16, 2025. On December 10, 2025, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on December 10, 2025, Invesco Ltd. created 175,000 shares at a price of $13.837 per Share based on the Lukka Prime Solana Reference Rate (the “Benchmark”) price as of 4:00 p.m. Eastern Time on December 10, 2025. The Benchmark is designed to provide an estimated fair market value price for SOL, based on the execution price of SOL on its principal market. The price of the Shares acquired by the Invesco Ltd. was determined based on the price of the Benchmark. On December 22 and 23, 2025, Invesco Ltd. sold 10,000 and 15,000 of its shares, respectively. As of December 31, 2025, Invesco Ltd. held 150,000 of the Trust's shares.

SOL moved lower over the period ended December 31, 2025, driven by a convergence of internal ecosystem failures and broader market pressures. Artificial intelligence‑driven exploit systems exposed critical smart‑contract and protocol vulnerabilities, highlighting shortcomings and shaking confidence across SOL’s DeFi landscape, while governance failures in major protocols like Jupiter Lend, Kamino, and Jito triggered sharp liquidity outflows. At the same time, user engagement continued to decline and liquidity rotated to rival chains. Compounding pressures included the collapse of SOL’s oversized memecoin sector and persistent macroeconomic headwinds such as high interest rates and institutional risk‑off behavior. Together, these factors created a feedback loop of deteriorating sentiment and selling pressure that accelerated SOL’s steep December slide.

Net income (loss) for the period ended December 31, 2025 was $(0.2) million, primarily resulting from net change in unrealized gain (loss) of $(0.2) million.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

Please refer to Item 8 of Part II Note 2 - Summary of Significant Accounting Policies to the financial statements for further discussion of the Trust’s accounting policies.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Sponsor of Invesco Galaxy Solana ETF) and Shareholders of Invesco Galaxy Solana ETF

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the schedule of investments, of Invesco Galaxy Solana ETF (the “Trust”) as of December 31, 2025, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for the period October 16, 2025 to December 31, 2025, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and the results of its operations and its cash flows for the period October 16, 2025 to December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 6, 2026

We have served as the Trust's auditor since 2025.

Invesco Galaxy Solana ETF

Statement of Financial Condition

December 31, 2025

December 31,
2025
Assets
Investments in Solana, at value (cost $2,486,522 as of December 31, 2025)	$2,241,724
Cash held by custodian	500
Total Assets	$2,242,224
Liabilities
Payable for:
Accrued Sponsor’s fee	$259
Due to broker	500
Total Liabilities	759
Commitments and Contingencies (Note 9)
Net Assets	$2,241,465
Net assets consist of:
Paid-in-capital	$2,485,077
Distributable earnings (loss)	(243,612)
$2,241,465
Shares outstanding	180,000
Net asset value per share	$12.45
Market value per share	$12.41

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Schedule of Investments

December 31, 2025

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Solana (a)	18,013	$2,486,522	$2,241,724	100.01%
Total Investments	18,013	$2,486,522	$2,241,724	100.01%
Other Assets Less Liabilities			$(259)	(0.01)%
Net assets			$2,241,465	100.00%

(a)
$561,464 of Solana was staked as of December 31, 2025.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statement of Income and Expenses

For the Period October 16, 2025 to December 31, 2025

For the Period October 16, 2025 to December 31,
2025
Income
Staking income, net	$1,445
Total Income	1,445
Expenses
Sponsor fee	259
Total Expenses	259
Net Investment Income (Loss)	1,186
Net Change in Unrealized Gain (Loss) on Investments in Solana	(244,798)
Net Income (Loss)	$(243,612)

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statement of Changes in Shareholders' Equity

For the Period October 16, 2025 to December 31, 2025

		Total
	Shares	Shareholders' Equity
Balance at October 16, 2025	—	$—
Purchases of Shares	184,000	2,585,077
Redemption of Shares	(4,000)	(100,000)
Net Increase (Decrease) due to Share Transactions	180,000	2,485,077
Net Income (Loss)
Net Investment Income (Loss)		1,186
Net Change in Unrealized Gain (Loss) on Investments in Solana		(244,798)
Net Income (Loss)		(243,612)
Net Change in Shareholders' Equity	180,000	2,241,465
Balance at December 31, 2025	180,000	$2,241,465

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statement of Cash Flows

For the Period October 16, 2025 to December 31, 2025

2025
Cash flows from operating activities:
Net Income (Loss)	$(243,612)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Solana purchased	(2,485,077)
Staking income	(1,445)
Net Change in Unrealized (Gain) Loss on Investments in Solana	244,798
Change in operating assets and liabilities:
Accrued Sponsor's fees	259
Due to broker	500
Net cash provided by (used in) operating activities	(2,484,577)
Cash flows from financing activities:
Proceeds from purchases of Shares	2,585,077
Redemption of Shares	(100,000)
Net cash provided by (used in) financing activities	2,485,077
Net change in cash	500
Cash at beginning of period	—
Cash at end of period	$500

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Notes to Financial Statements

December 31, 2025

Note 1 – Organization

Invesco Galaxy Solana ETF (the “Trust”) is a Delaware statutory trust formed on June 12, 2025, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Amended and Restated Declaration of Trust and Trust Agreement, dated as of November 28, 2025 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”).

The Trust offers Shares only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 5,000 Shares (“Creation Baskets”) based on the quantity of Solana (“SOL”) attributable to each Share of the Trust. The Trust has an unlimited number of shares authorized for issuance.

On October 16, 2025, Invesco Ltd., subject to certain conditions, purchased 4,000 Shares (the “Initial Seed Shares”) in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares. Delivery of the Shares was made on October 16, 2025. On December 10, 2025, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on December 10, 2025, Invesco Ltd. created 175,000 shares at a price of $13.837 per Share based on the Lukka Prime Solana Reference Rate (the “Benchmark”) price as of 4:00 p.m. Eastern Time on December 10, 2025. The Benchmark is designed to provide an estimated fair market value price for SOL, based on the execution price of SOL on its principal market. The price of the Shares acquired by the Invesco Ltd. was determined based on the price of the Benchmark. On December 22 and 23, 2025, Invesco Ltd. sold 10,000 and 15,000 of its shares, respectively. As of December 31, 2025, Invesco Ltd. held 150,000 of the Trust's shares.

Effective December 9, 2025, the Trust’s registration statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Trust commenced trading on the Cboe BZX Exchange, Inc. (the “Exchange”) on December 15, 2025.

The Trust’s investment objective is to reflect the performance of the spot price of SOL as measured using the Benchmark, as adjusted to reflect the SOL staking rewards earned by the Trust and the Trust’s expenses and other liabilities. The Trust expects to outperform the Benchmark before taking its expenses and liabilities into account due to its plans to receive SOL staking rewards. In seeking to achieve its investment objective, the Trust holds SOL and will seek to stake substantially all of its SOL to earn staking rewards to the extent the Trust, in the Sponsor’s sole discretion, can engage in staking without undue legal or regulatory risk, including jeopardizing its status as a grantor trust for U.S. federal income tax purposes (the “Staking Condition”). The Trust will value its Shares each day when the Exchange is open for regular trading (a “Business Day”) as of 4:00 p.m. ET. Coinbase Custody Trust Company, LLC (the “Solana Custodian”) holds all of the Trust’s SOL on the Trust’s behalf as Solana Custodian.

The Bank of New York Mellon (“BNYM”), the Trust’s “Administrator,” calculates, and the Sponsor publishes, the Trust's Net Asset Value (“NAV”) once each business day. To calculate the NAV, the Administrator totals the current market value of SOL in the Trust and any other assets, and subtracts any liabilities including accrued but unpaid expenses. The Trust's NAV is an amount denominated in U.S. dollars.

This Annual Report (the “Annual Report”) covers the period beginning October 16, 2025 to December 31, 2025.

Note 2 – Summary of Significant Accounting Policies

A.
Basis of Presentation

The financial statements of the Trust have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Trust is considered an investment company under U.S. GAAP for financial statement purposes and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services— Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

B.
Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates. In addition, the Trust monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

C.
Segment Reporting

The Trust represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Sponsor act as the Trust's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Trust. The CODM monitors the operating results as a whole, and the Trust's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust's financial statements.

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of December 31, 2025.

E.
Investment Valuations

The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of SOL held by the Trust and for financial statement purposes. The fair market value price for SOL reflects the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date of SOL on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security’s fair value.

F.
Investment Transactions

SOL transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of SOL are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

G.
Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of the BNYM (the Administrator and the “Transfer Agent”) (for its services as the Administrator, Transfer Agent, and Cash Custodian (defined herein)), the fees of the Solana Custodian, the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Trust does not reimburse the Sponsor for the routine operational, administrative and other ordinary expenses of the Trust. Accordingly, such expenses are not reflected in the Statements of Income and Expense of the Trust.

The Trust receives a portion of the staking rewards earned through its staking program in the form of SOL. The Staking Provider (as defined below) and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust's staking program (collectively, "Staking Expenses"). The Trust will pay the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. The staking rewards earned by the Trust will accrue to the Trust’s account with the Solana Custodian and will generally be staked in the same way as the Trust’s already staked SOL. The expenses of staking the Trust’s SOL is paid from the proceeds of the Trust's staking program and the Trust will retain the remaining amount of the staking rewards. The Sponsor, on behalf of the Trust, intends to liquidate staking rewards for cash to be distributed to Shareholders quarterly.

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business.

I.
Federal Income Taxes

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax and, therefore, no provision for federal income taxes is required. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

J.
Staking

The Sponsor seeks to stake substantially all of the Trust’s assets through one or more trusted Staking Providers, except as necessary to (i) pay the Sponsor Fee or other Trust expenses, (ii) satisfy existing and reasonably foreseen potential redemption requests, (iii) address regulatory or tax concerns raised by staking activities or (iv) to maintain unstaked SOL in the Liquidity Sleeve.

The Trust receives the staking rewards earned through its staking program in the form of SOL. Staking rewards are accrued as earned and are calculated based on the amount of SOL staked and current blockchain protocols. While the Trust’s assets are delegated to the Staking Provider for staking activities, the Trust maintains all right, title and interest to the staked SOL; and as such, the staked assets are reflected in Investments in Solana, at fair value on the Statement of Financial Condition.

The Staking Provider and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust's staking program (collectively, "Staking Expenses"). The Trust will pay the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. For the period ended December 31, 2025, there were no Staking Expenses paid to the Sponsor. The staking rewards earned by the Trust in the form of SOL will accrue to the Trust’s account with the Solana Custodian and will generally be staked by the Trust. The expenses of staking the Trust’s SOL is paid from the proceeds of the Trust's staking program and the Trust will retain the remaining amount of the staking rewards. Staking rewards, net of Staking Expenses are reflected as Staking Income, Net on the Statement of Income and Expense.

The staking rewards received by the Trust may be treated as income for U.S. federal income tax purposes. The Sponsor, on behalf of the Trust, intends to liquidate certain staking rewards for cash to be distributed to Shareholders quarterly. The treatment of staking in a grantor trust for U.S. federal income tax purposes is still developing. As a grantor trust, the Trust can undertake only certain types of activities. The Trust will not acquire and will disclaim any Incidental Right or Incidental Right asset received, for example as a result of “forks” or “airdrops,” and such assets will not be taken into account for purposes of determining NAV.

Note 3 – Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset: SOL. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with SOL, including the rise or fall in its price, sometimes rapidly or unexpectedly. By concentrating its investment strategy solely in SOL, any losses suffered as a result of a decrease in the value of SOL can be expected to reduce the value of an interest in the Trust proportionately and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified. There is no assurance that SOL will maintain its long-term value in terms of purchasing power in the future. In the event that the price of SOL declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and the results of its operations.

Note 4 – Service Providers and Related Party Agreements

The Trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the Trustee of the Trust as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA. Under the Trust Agreement, the duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) at the direction of the Sponsor, the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under the DSTA.

The Sponsor

Invesco Capital Management LLC is the Sponsor of the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering, the listing of Shares on the Exchange and valuing the SOL held by the Trust. The Sponsor is a limited liability company formed in the state of Delaware on February 7, 2003, and is a wholly-owned subsidiary of Invesco Ltd. Invesco Ltd. and its subsidiaries, including the Sponsor, are an independent global investment management group.

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) in an amount equal to 0.25% per annum of the daily total net assets of the Trust as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor Fee is accrued daily and paid monthly in arrears on the first Business Day of the month in U.S. dollars, and is calculated by the Administrator. The Sponsor also paid the costs of the Trust’s organization.

To cover the Sponsor Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert SOL held by the Trust into U.S. dollars. Extraordinary expenses include, but are not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Solana network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain), any indemnification of the Sponsor, Cash Custodian, Solana Custodian, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. The NAV of the Trust and the number of SOL represented by a Share will decline each time the Trust accrues the Sponsor Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of SOL to or from the Trust in connection with paying the Sponsor Fee or in connection with creation and redemption transactions.

The Administrator

BNYM serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of the creation baskets.

The Transfer Agent

BNYM also serves as the Transfer Agent for the Trust. The Transfer Agent is responsible for (1) issuing and redeeming Shares in connection with creation and redemption transactions, (2) responding to correspondence by Shareholders and others relating to its duties, (3) maintaining Shareholder accounts and (4) making periodic reports to the Trust.

The Solana Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s Solana Custodian. Under the Solana Custody Agreement, the Solana Custodian is responsible for (1) safekeeping all of the SOL owned by the Trust, (2) opening an account that holds the Trust’s SOL and (3) facilitating the transfer of SOL required for the operation of the Trust, as directed by the Sponsor. The Solana Custodian is chartered as a limited purpose trust company by the New York State Department of Financial Services (“NYSDFS”) and is authorized by the NYSDFS to provide digital asset custody services. The Solana Custodian is a wholly-owned subsidiary of Coinbase Global, Inc.

The Cash Custodian

BNYM serves as the Trust's cash custodian (the “Cash Custodian”). Under the Cash Custody Agreement, the Cash Custodian is responsible for holding the Trust's cash in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System.

The Staking Provider

Galaxy Blockchain Infrastructure LLC, an affiliate of the Execution Agent (as defined below), serves as a Staking Provider with respect to the Trust’s SOL. The Staking Provider stakes the Trust’s SOL as the node operator and will operate a validator by which the Trust’s SOL is staked. The Staking Provider will perform its staking services in collaboration with the Solana Custodian, as the SOL is staked directly from the Trust’s account with the Solana Custodian.

The Marketing Agent

Invesco Distributors, Inc. (the “Marketing Agent”) is responsible for: (1) working with the Transfer Agent to review and approve, or reject, purchase and redemption orders of Creation Baskets placed by Authorized Participants with the Transfer Agent; and (2) reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and Financial Industry Regulatory Authority advertising laws, rules, and regulations.

The Execution Agent

The Sponsor has entered into an agreement with Galaxy Digital Funds LLC, a subsidiary of Galaxy Digital LP (“Galaxy”), to serve as Execution Agent. The Trust from time to time will be required to sell SOL in such quantities as necessary to permit payment of the Sponsor Fee and any Trust expenses and liabilities not assumed by the Sponsor. The Sponsor has engaged the Execution Agent to sell SOL on the Trust’s behalf in such circumstances. The Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to sell SOL at approximately the price at which it is valued by the Trust and in the smallest amounts required to permit such payments as they become due, with the intention of minimizing the Trust’s holdings of assets other than SOL. Accordingly, the amount of SOL to be sold may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of SOL. The Trust also may utilize the services of the Execution Agent to purchase or sell SOL in connection with cash creations and redemptions.

In addition, as part of this agreement, the Execution Agent has agreed to co-brand and co-market the Trust, and the Sponsor has licensed the use of certain Galaxy trademarks, service marks and trade names in connection with the Trust.

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Toronto Stock Exchange under the symbol “GLXY.”

Note 5 – Organization and Offering Costs

The Sponsor has agreed to pay the organizational and initial offering costs of the Trust and the Trust will not be obligated to reimburse the Sponsor. The organizational and initial offering costs include preparation and filing of incorporation documents, bylaws, declarations of trust, registration statements, board materials, state and federal registration of shares and audit fees. As a result, the Trust’s financial statements will not reflect these organizational and offering costs.

Note 6 – Additional Valuation Information

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under current market conditions. U.S. GAAP establishes a hierarchy that prioritizes the inputs to valuation methods, giving the highest priority to readily available unadjusted quoted prices in an active market for identical assets (Level 1) and the lowest priority to significant unobservable inputs (Level 3), generally when market prices are not readily available or are unreliable. Based on the valuation inputs, the securities or other investments are tiered into one of three levels. Changes in valuation methods or market conditions may result in transfers in or out of an investment’s assigned level:

Level 1: Prices are determined using quoted prices in an active market for identical assets.

Level 2: Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants may use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk, yield curves, loss severities, default rates, discount rates, volatilities and others.

Level 3: Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Trust’s own assumptions about the factors market participants would use in determining fair value of the securities or instruments and would be based on the best available information.

As of December 31, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in SOL

The Trust expects to purchase or sell SOL in connection with cash creation or redemption transactions, and may sell SOL to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in SOL for the period ended December 31, 2025.

Fair Value
Opening Balance as of October 16, 2025	$—
Purchases at Cost	2,485,077
Staking Income	1,445
Change in Unrealized Appreciation (Depreciation)	(244,798)
Ending Balance as of December 31, 2025	$2,241,724

Note 8 – Share Purchases and Redemptions

The Trust will process all creations and redemptions of Shares in transactions with Authorized Participants. When the Trust issues or redeems its Shares, it will do so only in Creation Baskets based on the quantity of SOL attributable to each Share of the Trust (net of accrued but unpaid Sponsor fees and any accrued but unpaid expenses or liabilities). Creation and redemption transactions are conducted in exchange for SOL in-kind or cash. Authorized Participants are the only persons that may place orders to create and redeem Creation Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) participants in DTC such as banks, dealers and trust companies (“DTC Participants”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement.

When purchasing Creation Baskets in-kind with SOL, Authorized Participants deliver SOL to the Solana Custodian. After confirming receipt of the SOL by the Solana Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When purchasing Creation Baskets, Authorized Participants will deliver cash to the Cash Custodian. The Execution Agent is responsible for acquiring the requisite amount of SOL on behalf of the Trust on an agency basis. After receipt of the SOL by the Solana Custodian, the Transfer Agent will issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When redeeming Creation Baskets in-kind for SOL, the Transfer Agent will redeem the Shares and the Solana Custodian will distribute the resulting SOL to the redeeming Authorized Participant and/or its designee in satisfaction of the redemption order.

When redeeming Creation Baskets, the Execution Agent is responsible for selling the requisite amount of SOL on behalf of the Trust on an agency basis. After receipt of the cash payment, the Transfer Agent will redeem the Shares and the Cash Custodian will distribute the resulting cash to the redeeming Authorized Participant in satisfaction of the redemption order.

Note 9 – Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Trust, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Trust. The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts.

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the period December 10, 2025 to December 31, 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

For the Period December 10, 2025 (commencement of operations) to December 31,
2025
Net Asset Value
Net asset value per Share, beginning of period	$13.84
Net realized and change in unrealized gain (loss) on investments in Solana (a)	(1.40)
Net investment income (loss) (b)	0.01
Net income (loss)	(1.39)
Net asset value per Share, end of period (c)	$12.45
Market value per Share, beginning of period (d)(e)	$12.51
Market value per Share, end of period (d)	$12.41

Ratio to average Net Assets (f)
Investment income (loss)	0.88%
Expenses	0.25%
Total Return, at net asset value (g)(h)	(10.04)%
Total Return, at market value (g)(i)	(0.80)%

(a)

Net realized and change in unrealized gain (loss) on Solana per share may not correlate with the Trust's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust's investments.

(b)	Based on average shares outstanding.
(c)

For financial reporting purposes, the Trust values transactions based upon the end of reporting period price in the market. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Trust’s final creation and redemption NAVs.

(d) (e)	The mean between the last bid and ask prices. Reflects the market price as of December 15, 2025 (commencement of trading on the Exchange).
(f)	Annualized.
(g)

Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares at NAV on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.

(h)	The net asset value total return from October 16, 2025 to December 31, 2025 was (50.20)%.
(i)	Reflects the market price total return from December 15, 2025 (commencement of trading on the Exchange) to December 31, 2025.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Exemption from Management's Annual Report and Auditor Attestation on Internal Controls

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. Other Information.

During the period covered by this Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Principal Officers

The Trust has no directors or principal officers and also does not have any employees. It is managed by the Sponsor.

As of December 31, 2025, the following principals serve in the below capacities on behalf of the Sponsor and, unless otherwise indicated, are not executive officers of the Trust:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie H. Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers

1 Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Trust.

Invesco Group Services Inc. is also a principal of the Sponsor.

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan and Krugman and Ms. Ringold.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan and Krugman and Ms. Ringold. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Trust’s financial statements, the Trust's compliance with legal and regulatory requirements, the qualifications and independence of the Trust’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Trust, and the performance of the independent auditor.

The Sponsor has designated Mr. Hubbard as the trading principal of the Trust.

Brian Hartigan (46) has been Chief Executive Officer of the Sponsor since November 2023. In this role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Hartigan has been a Member of the Board of Managers of the Sponsor since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (44) joined the Sponsor in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Sponsor on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Sponsor effective as of September 8, 2015.

Jordan Krugman (47) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in

California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Sponsor on November 12, 2020.

Terry Gibson Vacheron CPA (60) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Sponsor and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Sponsor and Invesco Advisers Inc., a registered investment adviser affiliated with the Sponsor, on June 29, 2022.

Kelli Gallegos (54) has been Principal Financial and Accounting Officer – Investment Pools for the Sponsor since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Sponsor from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Sponsor on September 25, 2018.

Melanie H. Zimdars (48) has been Chief Compliance Officer of the Sponsor since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Sponsor on February 1, 2018.

Melanie Ringold (49) has been a Member of the Board of Managers of the Sponsor since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Sponsor on July 31, 2024.

Invesco Group Services Inc., which is a wholly owned, indirect subsidiary of Invesco Ltd., has been a principal of the Sponsor since September 27, 2018 and has periodically been listed with NFA as a principal of other NFA members since May 17, 1990.

Code of Ethics

The Trust has no officers or employees and is managed by Invesco Capital Management LLC. Invesco Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

Insider Trading Policy

Invesco Capital Management LLC has adopted an Insider Trading Policy, which applies to all of its employees and itself. The Insider Trading Policy operates in concert with the Code of Ethics and Personal Trading Policy for North America (collectively, the “Trading Policies”). Invesco Capital Management LLC believes that the Trading Policies are reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.25% of the daily NAV of the Trust and is paid monthly in arrears.

For the period from October 16, 2025 to December 31, 2025, the Trust incurred Sponsor Fees of $259 of which $0 had been paid at December 31, 2025. Sponsor Fees of $259 were unpaid at December 31, 2025 and are reported as a liability on the Statement of Financial Condition.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Trust’s Shares as of January 31, 2026, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Shares	Directors and Officers of Invesco Capital Management LLC as a group	—	Less than 0.1%

The Trust has no securities authorized for issuance under equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11.

ITEM 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm for the and period ended December 31, 2025.

Period Ended December 31,
2025
Audit Fees	$146,775
Audit-Related Fees	—
Tax fees	—
All other Fees	—
Total	$146,775

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC to the Trust described above. The Sponsor pre-approved all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See financial statements commencing on page 47 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Declaration of Trust and Trust Agreement *

3.2	Certificate of Trust[1]

4.1	Description of Common Shares of Beneficial Interest*

10.1	[Reserved]

10.2	Form of Initial Authorized Participant Agreement[2]

10.3	Marketing Agent Agreement[3]

10.4	Solana Custody Agreement[2]

10.5	Cash Custody Agreement [2]

10.6	Trust Administration and Accounting Agreement [2]

10.7	Transfer Agency Agreement [2]

10.8	Calculation Services Subscription Agreement [2]

10.9	Execution Agent Agreement [2]

10.10	Lukka Master Services Agreement [2]

10.11	Staking and Delegation Services Agreement [3]

19.1	Insider Trading Policies and Procedures*

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Policy Relating to Recovery of Erroneously Awarded Compensation*

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statement of Financial Condition of Invesco Galaxy Solana ETF— December 31, 2025, (ii) the Schedule of Investments of Invesco Galaxy Solana ETF — December 31, 2025, (iii) the Statement of Income and Expenses of Invesco Galaxy Solana ETF — for period October 16, 2025 to December 31, 2025, (iv) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Solana ETF for period October 16, 2025 to December 31, 2025, (v the Statement of Cash Flows of Invesco Galaxy Solana ETF —for period October 16, 2025 to December 31, 2025, and (vi) Notes to Financial Statements of Invesco Galaxy Solana ETF.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

* Filed herewith

1 Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 25, 2025, and incorporated herein by reference.

2 Previously filed as an exhibit to the Registration Statement on Form S-1 filed October 31, 2025, and incorporated herein by reference.

3 Previously filed as an exhibit to the Registration Statement on Form S-1 filed November 28, 2025, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Solana ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: March 6, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: March 6, 2026		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/JORDAN KRUGMAN	Manager	March 6, 2026
Jordan Krugman

/s/MELANIE RINGOLD	Manager	March 6, 2026
Melanie Ringold

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Sponsor of the registrant.