Form 10-Q
period 2026-03-31
Invesco Galaxy Solana ETF
filed 2026-05-07
CIK 2074409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42165

Invesco Galaxy Solana ETF

(Exact name of registrant as specified in its charter)

Delaware	93-6866177
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Invesco Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 983-0903

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest	QSOL	Cboe BZX Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of outstanding Shares as of March 31, 2026: 665,000

INVESCO GALAXY SOLANA ETF

QUARTER ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Solana ETF

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Investments in Solana, at value (cost $6,776,792 and $2,486,522, respectively)	$5,570,138	$2,241,724
Cash held by custodian	—	500
Total Assets	$5,570,138	$2,242,224
Liabilities
Payable for:
Accrued Sponsor Fee	$1,056	259
Due to broker	—	500
Total Liabilities	1,056	759
Commitments and Contingencies (Note 9)
Net Assets	$5,569,082	$2,241,465
Net assets consist of:
Paid-in-capital	$6,772,282	$2,485,077
Distributable earnings (loss)	(1,203,200)	(243,612)
	$5,569,082	$2,241,465
Shares outstanding	665,000	180,000
Net asset value per share	$8.37	$12.45
Market value per share	$8.30	$12.41

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Schedule of Investments

March 31, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Solana (a)	66,812	$6,776,792	$5,570,138	100.02%
Total Investments	66,812	$6,776,792	$5,570,138	100.02%
Other Assets Less Liabilities			$(1,056)	(0.02)%
Net assets			$5,569,082	100.00%

(a)
$2,799,762 of Solana was staked as of March 31, 2026.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Schedule of Investments

December 31, 2025

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Solana (a)	18,013	$2,486,522	$2,241,724	100.01%
Total Investments	18,013	$2,486,522	$2,241,724	100.01%
Other Assets Less Liabilities			$(259)	(0.01)%
Net assets			$2,241,465	100.00%

(a)
$561,464 of Solana was staked as of December 31, 2025.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statements of Income and Expenses

For the Three Months Ended March 31, 2026

(Unaudited)

Three Months Ended
March 31, 2026
Income
Staking Income, Net	$19,853
Total Income	19,853
Expenses
Sponsor Fee	1,998
Total Expenses	1,998
Net Investment Income (Loss)	17,855
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Solana Sold to Pay Sponsor Fee	(467)
Investments in Solana Sold for Distributions	(5,796)
Net Realized Gain (Loss)	(6,263)
Net Change in Unrealized Gain (Loss) on Investments in Solana	(961,856)
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Solana	(968,119)
Net Income (Loss)	$(950,264)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026

(Unaudited)

		Total
	Shares	Shareholders' Equity
Balance at December 31, 2025	180,000	$2,241,465
Purchases of Shares	485,000	4,287,208
Redemption of Shares	—	—
Net Increase (Decrease) due to Share Transactions	485,000	4,287,208
Distributions to Shareholders		(9,327)
Net Income (Loss)
Net Investment Income (Loss)		17,855
Net Realized Gain (Loss) on Investments in Solana Sold for Sponsor Fee and Distributions		(6,263)
Net Change in Unrealized Gain (Loss) on Investments in Solana		(961,856)
Net Income (Loss)		(950,264)
Net Change in Shareholders' Equity	485,000	3,327,617
Balance at March 31, 2026	665,000	$5,569,082

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statement of Cash Flows

For the Three Months Ended March 31, 2026

(Unaudited)

2026
Cash flows from operating activities:
Net Income (Loss)	$(950,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Solana purchased	(4,287,208)
Staking income, net	(19,853)
Proceeds from Solana sold to pay Sponsor Fee	1,201
Proceeds from Solana sold for Distributions	9,327
Net Realized (Gain) Loss on Investments in Solana Sold to pay Sponsor Fee	467
Net Realized (Gain) Loss on Investments in Solana Sold for Distributions	5,796
Net Change in Unrealized (Gain) Loss on Investments in Solana	961,856
Change in operating assets and liabilities:
Accrued Sponsor Fee	797
Due to broker	(500)
Net cash provided by (used in) operating activities	(4,278,381)
Cash flows from financing activities:
Distributions paid to Shareholders	(9,327)
Proceeds from purchases of Shares	4,287,208
Net cash provided by (used in) financing activities	4,277,881
Net change in cash	(500)
Cash at beginning of period	500
Cash at end of period	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Notes to Unaudited Financial Statements

March 31, 2026

Note 1 – Organization

Invesco Galaxy Solana ETF (the “Trust”) is a Delaware statutory trust formed on June 12, 2025, pursuant to the Delaware Statutory Trust Act (the “DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Amended and Restated Declaration of Trust and Trust Agreement, dated as of November 28, 2025 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”).

The Trust offers Shares only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 5,000 Shares (“Creation Baskets”) based on the quantity of Solana (“SOL”) attributable to each Share of the Trust. The Trust has an unlimited number of shares authorized for issuance.

On October 16, 2025, Invesco Ltd., subject to certain conditions, purchased 4,000 Shares in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares (the “Initial Seed Shares”). Delivery of the Shares was made on October 16, 2025. On December 10, 2025, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on December 10, 2025, Invesco Ltd. created 175,000 shares at a price of $13.837 per Share based on the Lukka Prime Solana Reference Rate (the “Benchmark”) price as of 4:00 p.m. Eastern Time on December 10, 2025. The Benchmark is designed to provide an estimated fair market value price for SOL, based on the execution price of SOL on its principal market. The price of the Shares acquired by the Invesco Ltd. was determined based on the price of the Benchmark. As of March 31, 2026, Invesco Ltd. no longer held any of the Trust's shares.

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 6, 2026.

Note 2 – Summary of Significant Accounting Policies

A.
Basis of Presentation

The financial statements of the Trust have been prepared using U.S. GAAP. The Trust is considered an investment company under U.S. GAAP for financial statement purposes and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services— Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

B.
Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. In addition, the Trust monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

C. Segment Reporting

The Trust represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Sponsor act as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Trust. The CODM monitors the operating results as a whole, and the Trust's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust's financial statements.

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of March 31, 2026 and December 31, 2025.

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

G.
Distributions

The Sponsor, on behalf of the Trust, intends to liquidate certain staking rewards for cash to be distributed to Shareholders quarterly. An income distribution was paid on March 27, 2026 to holders of record as of March 23, 2026 at a rate of $0.0143 per Share and a total distribution of $9,327.

H.
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

I.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expense of the Trust during the three months ended March 31, 2026 was the Sponsor Fee.

J.
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

K.
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

The Staking Provider and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust's staking program (collectively, "Staking Expenses"). The Trust will pay the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. For the three months ended March 31, 2026, there were no Staking Expenses paid to the Sponsor. The staking rewards earned by the Trust in the form of SOL will accrue to the Trust’s account with the Solana Custodian and will generally be staked by the Trust. The expenses of staking the Trust’s SOL is paid from the proceeds of the Trust's staking program and the Trust will retain the remaining amount of the staking rewards. Staking rewards, net of Staking Expenses are reflected as Staking Income, Net on the Statement of Income and Expense.

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

The Administrator

BNYM serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of creation baskets.

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

Note 5 – Organization and Offering Costs

The Sponsor has agreed to pay the organizational and initial offering costs of the Trust and the Trust will not be obligated to reimburse the Sponsor. The organizational and initial offering costs include preparation and filing of incorporation documents, bylaws, declarations of trust, registration statements, board materials, state and federal registration of shares and audit fees. As a result, the Trust’s financial statements do not reflect these organizational and offering costs.

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

As of March 31, 2026 and December 31 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in SOL

The Trust expects to purchase or sell SOL in connection with cash creation or redemption transactions, and may sell SOL to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in SOL for the three months ended March 31, 2026.

Fair Value
Opening Balance as of 12/31/2025	$2,241,724
Purchases at Cost	4,287,208
Proceeds from Sales to Pay Sponsor Fee	(1,201)
Proceeds from Solana Sold for Distributions	(9,327)
Staking Income, Net	19,853
Change in Unrealized Appreciation (Depreciation)	(961,856)
Net Realized Gain (Loss) on Investments in Solana Sold to Pay Sponsor Fee	(467)
Net Realized Gain (Loss) on Investments in Solana Sold for Distributions	(5,796)
Ending Balance as of 03/31/2026	$5,570,138

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2026. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

Three Months Ended March 31,
2026
Net Asset Value
Net asset value per Share, beginning of period	$12.45
Net realized and change in unrealized gain (loss) on investments in Solana (a)	(4.12)
Net investment income (loss) (b)	0.05
Net income (loss)	(4.07)
Less: Distributions to shareholders from net investment income	(0.01)
Net asset value per Share, end of period (c)	$8.37
Market value per Share, beginning of period (d)	$12.41
Market value per Share, end of period (d)	$8.30

Ratio to average Net Assets (e)
Net Investment income (loss)	2.23%
Expenses	0.25%
Total Return, at net asset value (f)	(32.67)%
Total Return, at market value (f)	(33.01)%

(a)
Net realized and change in unrealized gain (loss) on investments in Solana per share may not correlate with the Trust's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust's investments.
(b)
Based on average shares outstanding.
(c)
For financial reporting purposes, the Trust values transactions based upon the end of reporting period price in the market. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Trust’s final creation and redemption NAVs.
(d)
The mean between the last bid and ask prices.
(e)
Annualized.
(f)
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, operations of Invesco Galaxy Solana ETF (the “Trust”), plans and references by Invesco Capital Management LLC (the “Sponsor”) to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of SOL and other digital assets, including the systems used by the Sponsor and Coinbase Custody Trust Company, LLC, the Trust’s Solana custodian (the “Solana Custodian”) in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, and the risks described in Part I, Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025, and in other Securities and Exchange Commission (the “SEC”) filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of March 31, 2026, and its results of operations for the three months ended March 31, 2026. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

The Trust pays the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee.

The Sponsor Fee is accrued daily and paid monthly in arrears in U.S. dollars, and is calculated by the Administrator. The Administrator calculates the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets.

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

Except as noted below, the Sponsor has agreed to pay all of the Trust’s ordinary expenses out of the Sponsor’s unified fee, including, but not limited to, the Trustee’s fees, the fees of BNYM (for its services as the Administrator, Transfer Agent, and Cash Custodian), the fees of the Solana Custodian, the fees of the Execution Agent, Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Sponsor’s payment of such Trust expenses is not subject to a cap. The Sponsor also paid the costs of the Trust’s organization.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(4.3) million for the three months ended March 31, 2026. During the three months ended March 31, 2026, $4.3 million was paid to purchase SOL.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $4.3 million during the three months ended March 31, 2026. This included $4.3 million from Shares purchased by Authorized Participants during the three months ended March 31, 2026.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2026

The following graph illustrates the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Trust’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Benchmark (as reflected by the line “Lukka Prime Solana Reference Rate (USD)”). There can be no assurance that the price of the Shares or the Trust’s NAV will exceed the Benchmark levels.

No representation is being made that the Benchmark will or is likely to achieve closing levels consistent with or similar to those set forth herein.

COMPARISON OF MARKET, NAV AND LUKKA PRIME SOLANA REFERENCE RATE (USD)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

QSOL - For the Three Months Ended March 31, 2026
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
Percentage Change
12/31/2025
3/31/2026
Date
NAV
Market
Lukka Prime Solana Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended March 31, 2026, the Exchange market value of each Share decreased from $12.41 per Share to $8.30 per Share. The Share price low and high for the three months ended March 31, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $7.71 per Share (-37.87%) on February 12, 2026, and a high of $14.78 per Share (+19.10%) on January 14, 2026. The total return for the Trust on a market value basis was -33.01%.

SOL declined approximately 33% during the first quarter of 2026, resulting in negative performance for the Trust. A sharp selloff in January and early February was followed by a period of consolidation, as geopolitical tensions, tariff uncertainty, and mixed U.S. economic data weighed on risk appetite and pressured higher‑beta digital assets. While SOL stabilized later in the quarter after the initial drawdown, performance remained constrained by broader deleveraging across crypto markets and cautious investor positioning. Despite these headwinds, network fundamentals continued to be supported by ongoing ecosystem development and staking activity, with staking income partially offsetting price weakness. Overall, early‑quarter price declines were the primary driver of performance for the period.

Trust Share Net Asset Performance

For the three months ended March 31, 2026, the NAV of each Share decreased from $12.40 per Share to $8.30 per Share. The falling price of SOL during the three months ended March 31, 2026 contributed to an overall 33.37% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -32.96%.

Net income (loss) for the three months ended March 31, 2026 was $(1.0) million, primarily resulting from net change in unrealized gain (loss) of $(1.0) million.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Sponsor's management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of SOL, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of SOL,” above. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 6, 2026.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended March 31, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	—	$—
February 1, 2026 to February 28, 2026	—	—
March 1, 2026 to March 31, 2026	—	—
Total	—	$—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Declaration of Trust and Trust Agreement[1]

3.2	Amended and Restated Declaration of Trust and Trust Agreement[2]

3.3	Second Amended and Restated Declaration of Trust and Trust Agreement[3]

3.4	Certificate of Trust[1]

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 *

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 *

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Solana ETF — March 31, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Solana ETF — March 31, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Solana ETF — December 31, 2025 (Unaudited), (iv) the Statement of Income and Expenses of Invesco Galaxy Solana ETF — For the Three Months Ended March 31, 2026 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Solana ETF — For the Three Months Ended March 31, 2026 (Unaudited), (vi) the Statement of Cash Flows of Invesco Galaxy Solana ETF — For the Three Months Ended March 31, 2026 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco Galaxy Solana ETF — March 31, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

*	Filed herewith.
+	Furnished herewith.
[1]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed September 29, 2023, and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed May 31, 2024, and incorporated herein by reference.
[3]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 21, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Solana ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: May 6, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 6, 2026		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools