Form 10-Q
period 2026-06-30
Invesco Galaxy Solana ETF
filed 2026-08-07
CIK 2074409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43001

Invesco Galaxy Solana ETF

(Exact name of registrant as specified in its charter)

Delaware	39-7104353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Invesco Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 983-0903

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest	QSOL	Cboe BZX Exchange, Inc.

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

Indicate the number of outstanding Shares as of June 30, 2026: 675,000

INVESCO GALAXY SOLANA ETF

QUARTER ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Solana ETF

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Investments in Solana, at value (cost $6,603,034 and $2,486,522, respectively)	$5,108,345	$2,241,724
Cash held by custodian	—	500
Receivable from Solana sold	36,504	—
Total Assets	$5,144,849	$2,242,224
Liabilities
Payable for:
Distributions	$36,504	$—
Accrued Sponsor Fee	988	259
Due to broker	—	500
Total Liabilities	37,492	759
Commitments and Contingencies (Note 9)
Net Assets	$5,107,357	$2,241,465
Net assets consist of:
Paid-in-capital	$6,913,385	$2,485,077
Distributable earnings (loss)	(1,806,028)	(243,612)
	$5,107,357	$2,241,465
Shares outstanding	675,000	180,000
Net asset value per share	$7.57	$12.45
Market value per share	$7.39	$12.41

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Solana (a)	67,777	$6,603,034	$5,108,345	100.02%
Total Investments	67,777	$6,603,034	$5,108,345	100.02%
Other Assets Less Liabilities			$(988)	(0.02)%
Net assets			$5,107,357	100.00%

(a)
$2,758,646 of Solana was staked as of June 30, 2026.

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

Invesco Galaxy Solana ETF

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Income
Staking Income, Net	$40,627	$60,480
Total Income	40,627	60,480
Expenses
Sponsor Fee	3,533	5,531
Total Expenses	3,533	5,531
Net Investment Income (Loss)	37,094	54,949
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Solana Sold to Pay Sponsor Fee	(2,425)	(2,892)
Investments in Solana Sold for Distributions	(32,436)	(38,232)
Investments in Solana Sold for Redemptions	(280,519)	(280,519)
Net Realized Gain (Loss)	(315,380)	(321,643)
Net Change in Unrealized Gain (Loss) on Investments in Solana	(288,035)	(1,249,891)
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Solana	(603,415)	(1,571,534)
Net Income (Loss)	$(566,321)	$(1,516,585)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026

(Unaudited)

		Total
	Shares	Shareholders’ Equity
Balance at March 31, 2026	665,000	$5,569,082
Purchases of Shares	50,000	419,598
Redemption of Shares	(40,000)	(278,498)
Net Increase (Decrease) due to Share Transactions	10,000	141,100
Distributions to Shareholders		(36,504)
Net Income (Loss)
Net Investment Income (Loss)		37,094
Net Realized Gain (Loss) on Investments in Solana Sold for Sponsor Fee, Distributions and Redemptions		(315,380)
Net Change in Unrealized Gain (Loss) on Investments in Solana		(288,035)
Net Income (Loss)		(566,321)
Net Change in Shareholders’ Equity	10,000	(461,725)
Balance at June 30, 2026	675,000	$5,107,357

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026

(Unaudited)

		Total
	Shares	Shareholders’ Equity
Balance at December 31, 2025	180,000	$2,241,465
Purchases of Shares	535,000	4,706,806
Redemption of Shares	(40,000)	(278,498)
Net Increase (Decrease) due to Share Transactions	495,000	4,428,308
Distributions to Shareholders		(45,831)
Net Income (Loss)
Net Investment Income (Loss)		54,949
Net Realized Gain (Loss) on Investments in Solana Sold for Sponsor Fee, Distributions and Redemptions		(321,643)
Net Change in Unrealized Gain (Loss) on Investments in Solana		(1,249,891)
Net Income (Loss)		(1,516,585)
Net Change in Shareholders’ Equity	495,000	2,865,892
Balance at June 30, 2026	675,000	$5,107,357

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statement of Cash Flows

For the Six Months Ended June 30, 2026

(Unaudited)

2026
Cash flows from operating activities:
Net Income (Loss)	$(1,516,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Solana purchased	(4,706,806)
Staking income, net	(60,480)
Proceeds from Solana sold to pay Sponsor Fee	4,802
Proceeds from Solana sold for Distributions	45,831
Proceeds from Solana sold for Redemptions	278,498
Net Realized (Gain) Loss on Investments in Solana Sold to pay Sponsor Fee	2,892
Net Realized (Gain) Loss on Investments in Solana Sold for Distributions	38,232
Net Realized (Gain) Loss on Investments in Solana Sold for Redemptions	280,519
Net Change in Unrealized (Gain) Loss on Investments in Solana	1,249,891
Change in operating assets and liabilities:
Receivable from Solana sold	(36,504)
Accrued Sponsor Fee	729
Due to broker	(500)
Net cash provided by (used in) operating activities	(4,419,481)
Cash flows from financing activities:
Distributions paid to Shareholders	(9,327)
Proceeds from purchases of Shares	4,706,806
Redemption of Shares	(278,498)
Net cash provided by (used in) financing activities	4,418,981
Net change in cash	(500)
Cash at beginning of period	500
Cash at end of period	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Notes to Unaudited Financial Statements

June 30, 2026

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

On October 16, 2025, Invesco Ltd., subject to certain conditions, purchased 4,000 Shares in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares (the “Initial Seed Shares”). Delivery of the Shares was made on October 16, 2025. On December 10, 2025, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on December 10, 2025, Invesco Ltd. created 175,000 shares at a price of $13.837 per Share based on the Lukka Prime Solana Reference Rate (the “Benchmark”) price as of 4:00 p.m. Eastern Time on December 10, 2025. The Benchmark is designed to provide an estimated fair market value price for SOL, based on the execution price of SOL on its principal market. The price of the Shares acquired by Invesco Ltd. was determined based on the price of the Benchmark. On February 5, 2026, Invesco Ltd. sold all of its Shares.

Effective December 9, 2025, the Trust’s registration statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Trust commenced trading on the Cboe BZX Exchange, Inc. (the “Exchange”) on December 15, 2025.

The Trust’s investment objective is to reflect the performance of the spot price of SOL as measured using the Benchmark, as adjusted to reflect the SOL staking rewards earned by the Trust less the Trust’s expenses and other liabilities. The Trust expects to outperform the Benchmark before taking its expenses and liabilities into account due to its plans to receive SOL staking rewards. In seeking to achieve its investment objective, the Trust holds SOL and will seek to stake substantially all of its SOL to earn staking rewards to the extent the Trust, in the Sponsor’s sole discretion, can engage in staking without undue legal or regulatory risk, including jeopardizing its status as a grantor trust for U.S. federal income tax purposes (the “Staking Condition”). The Trust will value its Shares each day when the Exchange is open for regular trading (a “Business Day”) as of 4:00 p.m. ET. Coinbase Custody Trust Company, LLC (the “Solana Custodian”) holds all of the Trust’s SOL on the Trust’s behalf as Solana Custodian.

The Bank of New York Mellon (“BNYM”), the Trust’s “Administrator,” calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) once each business day. To calculate the NAV, the Administrator totals the current market value of SOL in the Trust and any other assets, and subtracts any liabilities including accrued but unpaid expenses. The Trust’s NAV is an amount denominated in U.S. dollars.

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 6, 2026.

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

C. Segment Reporting

The Trust represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Sponsor act as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Trust. The CODM monitors the operating results as a whole, and the Trust’s long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust’s financial statements.

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of June 30, 2026 and December 31, 2025.

E.
Investment Valuations

The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of SOL held by the Trust and for financial statement purposes. The fair market value price for SOL reflects the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date of SOL on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of an investment’s fair value.

F.
Investment Transactions

SOL transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of SOL are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

G.
Distributions

The Sponsor, on behalf of the Trust, intends to liquidate certain staking rewards for cash to be distributed to Shareholders quarterly. See Note 2 - Summary of Significant Accounting Policies - K. Staking for a discussion on staking rewards. The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Distributions per Share	$(0.06)	$(0.07)
Distributions paid	$36,504	$45,831
H.
Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of BNYM (the Administrator and the “Transfer Agent”) (for its services as the Administrator, Transfer Agent, and Cash Custodian (defined herein)), the fees of the Solana Custodian, the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Trust does not reimburse the Sponsor for the routine operational, administrative and other ordinary expenses of the Trust. Accordingly, such expenses are not reflected in the Statements of Income and Expenses of the Trust.

The Trust receives a portion of the staking rewards earned through its staking program in the form of SOL. The Staking Provider (as defined below) and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust’s staking program (collectively, “Staking Expenses”). The Trust will pay the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. The staking rewards earned by the Trust will accrue to the Trust’s account with the Solana Custodian and will generally be staked in the same way as the Trust’s already staked SOL. The expenses of staking the Trust’s SOL are paid from the proceeds of the Trust's staking program and the Trust will retain the remaining amount of the staking rewards. The Sponsor, on behalf of the Trust, intends to liquidate staking rewards for cash to be distributed to Shareholders quarterly.

I.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section H of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expense of the Trust during the three and six months ended June 30, 2026 was the Sponsor Fee.

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

The Staking Provider and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust’s staking program (collectively, “Staking Expenses”). The Trust will pay the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. For the three and six months ended June 30, 2026, there were no Staking Expenses paid to the Sponsor. The staking rewards earned by the Trust in the form of SOL will accrue to the Trust’s account with the Solana Custodian and will generally be staked by the Trust. The expenses of staking the Trust’s SOL are paid from the proceeds of the Trust’s staking program and the Trust will retain the remaining amount of the staking rewards. Staking rewards, net of Staking Expenses, are reflected as Staking Income, Net on the Statement of Income and Expense.

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

The Cash Custodian

BNYM serves as the Trust’s cash custodian (the “Cash Custodian”). Under the Cash Custody Agreement, the Cash Custodian is responsible for holding the Trust’s cash in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System.

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

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Nasdaq Stock Market under the symbol “GLXY.”

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

As of June 30, 2026 and December 31, 2025, the investments in the Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in SOL

The Trust expects to purchase or sell SOL in connection with cash creation or redemption transactions, and may sell SOL to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in SOL for the three and six months ended June 30, 2026.

Fair Value
Opening Balance as of 03/31/2026	$5,570,138
Purchases at Cost	419,598
Proceeds from Solana Sold to Pay Sponsor Fee	(3,601)
Proceeds from Solana Sold for Distributions	(36,504)
Proceeds from Solana Sold for Redemptions	(278,498)
Staking Income, Net	40,627
Change in Unrealized Appreciation (Depreciation)	(288,035)
Net Realized Gain (Loss) on Investments in Solana Sold to Pay Sponsor Fee	(2,425)
Net Realized Gain (Loss) on Investments in Solana Sold for Distributions	(32,436)
Net Realized Gain (Loss) on Investments in Solana Sold for Redemptions	(280,519)
Ending Balance as of 06/30/2026	$5,108,345

Fair Value
Opening Balance as of 12/31/2025	$2,241,724
Purchases at Cost	4,706,806
Proceeds from Solana Sold to Pay Sponsor Fee	(4,802)
Proceeds from Solana Sold for Distributions	(45,831)
Proceeds from Solana Sold for Redemptions	(278,498)
Staking Income, Net	60,480
Change in Unrealized Appreciation (Depreciation)	(1,249,891)
Net Realized Gain (Loss) on Investments in Solana Sold to Pay Sponsor Fee	(2,892)
Net Realized Gain (Loss) on Investments in Solana Sold for Distributions	(38,232)
Net Realized Gain (Loss) on Investments in Solana Sold for Redemptions	(280,519)
Ending Balance as of 06/30/2026	$5,108,345

Note 8 – Share Purchases and Redemptions

The Trust processes all creations and redemptions of Shares in transactions with Authorized Participants. When the Trust issues or redeems its Shares, it does so only in Creation Baskets based on the quantity of SOL attributable to each Share of the Trust (net of accrued but unpaid Sponsor fees and any accrued but unpaid expenses or liabilities). Creation and redemption transactions are conducted in exchange for SOL in-kind or cash. Authorized Participants are the only persons that may place orders to create and redeem Creation Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) participants in DTC such as banks, dealers and trust companies (“DTC Participants”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement.

When purchasing Creation Baskets in-kind with SOL, Authorized Participants deliver SOL to the Solana Custodian. After confirming receipt of the SOL by the Solana Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When purchasing Creation Baskets for cash, Authorized Participants will deliver cash to the Cash Custodian. The Execution Agent is responsible for acquiring the requisite amount of SOL on behalf of the Trust on an agency basis. After receipt of the SOL by the Solana Custodian, the Transfer Agent will issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When redeeming Creation Baskets in-kind for SOL, the Transfer Agent will redeem the Shares and the Solana Custodian will distribute the resulting SOL to the redeeming Authorized Participant and/or its designee in satisfaction of the redemption order.

When redeeming Creation Baskets for cash, the Execution Agent is responsible for selling the requisite amount of SOL on behalf of the Trust on an agency basis. After receipt of the cash payment, the Transfer Agent will redeem the Shares and the Cash Custodian will distribute the resulting cash to the redeeming Authorized Participant in satisfaction of the redemption order.

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Net Asset Value
Net asset value per Share, beginning of period	$8.37	$12.45
Net realized and change in unrealized gain (loss) on investments in Solana (a)	(0.79)	(4.92)
Net investment income (loss) (b)	0.05	0.11
Net income (loss)	(0.74)	(4.81)
Less: Distributions to shareholders from net investment income	(0.06)	(0.07)
Net asset value per Share, end of period (c)	$7.57	$7.57
Market value per Share, beginning of period (d)	$8.30	$12.41
Market value per Share, end of period (d)	$7.39	$7.39

Ratio to average Net Assets (e)
Net Investment income (loss)	2.62%	2.48%
Expenses	0.25%	0.25%
Total Return, at net asset value (f)	(8.89)%	(38.65)%
Total Return, at market value (f)	(10.30)%	(39.92)%

(a)
Net realized and change in unrealized gain (loss) on investments in Solana per share may not correlate with the Trust’s net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust’s investments.
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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

Investment Objective

The Trust’s investment objective is to reflect the performance of the spot price of Solana (“SOL”) as measured using the Lukka Prime Solana Reference Rate (the “Benchmark”), as adjusted to reflect the SOL staking rewards earned by the Trust and the Trust’s expenses and other liabilities. The Trust expects to outperform the Benchmark before taking its expenses and liabilities into account due to its plans to receive SOL staking rewards.

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

The Staking Provider and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust’s staking program (collectively, “Staking Expenses”). The Trust pays the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. The staking rewards earned by the Trust in the form of SOL accrue to the Trust’s account with the Solana Custodian and will generally be staked by the Trust. The expenses of staking the Trust’s SOL are paid from the proceeds of the Trust’s staking program and the Trust retains the remaining amount of the staking rewards. Staking rewards, net of Staking Expenses are reflected as Staking Income, Net on the Statement of Income and Expense.

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

Valuation of SOL

In seeking to achieve its investment objective, the Trust holds SOL. The Trust values its Shares each Business Day as of 4:00 p.m. ET. The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of SOL held by the Trust and for financial statement purposes. The value of SOL held by the Trust is determined based on the FMV price for SOL, reflecting the execution price of SOL on its principal market as determined each day by the Benchmark Provider. The FMV price for SOL reflects the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date of SOL on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of an investment’s fair value. The Benchmark is designed to provide an estimated fair market value price for SOL, based on the execution price of SOL on its principal market. In this regard, the Benchmark Provider seeks to identify a “principal market” for SOL each day by evaluating eligible SOL trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity.

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

As of the date of this Report, each of BNY Mellon Capital Markets, LLC, Jane Street Capital LLC, Jefferies LLC, Macquarie Capital (USA) Inc., and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(4.4) million for the six months ended June 30, 2026. During the six months ended June 30, 2026, $4.7 million was paid to purchase SOL.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $4.4 million during the six months ended June 30, 2026. This included $4.7 million from Shares purchased by Authorized Participants during the six months ended June 30, 2026.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME SOLANA REFERENCE RATE (USD)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

QSOL - For the Three Months Ended June 30, 2026
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Percentage Change
3/31/2026
6/30/2026
Date
NAV
Market
Lukka Prime Solana Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

QSOL - For the Six Months Ended June 30, 2026
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
-60.00%
Percentage Change
12/31/2025
6/30/2026
Date
NAV
Market
Lukka Prime Solana Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended June 30, 2026, the Exchange market value of each Share decreased from $8.30 per Share to $7.39 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on March

31, 2026 was as follows: Shares traded at a low of $6.40 per Share (-22.89%) on June 5, 2026, and a high of $9.90 per Share (+19.28%) on May 11, 2026. The total return for the Trust on a market value basis was -10.30%.

SOL delivered negative performance during the second quarter of 2026 as digital asset markets remained under pressure from tighter financial conditions, weaker investor risk appetite, and ongoing geopolitical uncertainty. Similar to other digital assets, SOL faced headwinds from a more hawkish U.S. interest rate backdrop and continued volatility across risk assets. Despite challenging market conditions, the Solana network continued to exhibit strong underlying activity, with growth in transaction volumes, decentralized trading activity, and broader ecosystem usage during the quarter. At the same time, progress toward a clearer U.S. regulatory framework for digital assets, including advancement of the CLARITY Act and other market structure initiatives, helped improve sentiment toward the asset class and supported the long-term outlook for blockchain networks. However, these positive developments were insufficient to offset broader market weakness, resulting in negative performance during the period.

For the six months ended June 30, 2026, the Exchange market value of each Share decreased from $12.41 per Share to $7.39 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $6.40 per Share (-48.43%) on June 5, 2026, and a high of $14.78 per Share (+19.10%) on January 14, 2026. The total return for the Trust on a market value basis was -39.92%.

SOL generated negative performance in the first half of 2026 as a sharp decline early in the year more than offset signs of improving activity across the network. During the first quarter, SOL was pressured by broad weakness across digital asset markets, geopolitical uncertainty, and reduced investor willingness to hold higher-beta assets. Although market conditions remained challenging throughout the second quarter, Solana’s ecosystem continued to expand, supported by growing network usage, increased decentralized trading activity, and ongoing development across the platform. The period also saw a more constructive regulatory backdrop emerging for digital assets, improving confidence in the long-term outlook for blockchain-based networks. Despite these positive developments, weaker cryptocurrency prices and cautious investor sentiment remained the dominant drivers of performance, resulting in negative year-to-date returns for the Trust.

Trust Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $8.30 per Share to $7.39 per Share. The falling price of SOL during the three months ended June 30, 2026 contributed to an overall 10.87% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -10.30%.

Net income (loss) for the three months ended June 30, 2026 was $(0.6) million, primarily resulting from net realized gain (loss) of $(0.3) million and net change in unrealized gain (loss) of $(0.3) million.

For the six months ended June 30, 2026, the NAV of each Share decreased from $12.40 per Share to $7.39 per Share. The falling price of SOL during the six months ended June 30, 2026 contributed to an overall 40.61% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -39.87%.

Net income (loss) for the six months ended June 30, 2026 was $(1.5) million, primarily resulting from net realized gain (loss) of $(0.3) million and net change in unrealized gain (loss) of $(1.2) million.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Sponsor to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of SOL, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of SOL,” above. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 6, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended June 30, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	—	$—
May 1, 2026 to May 31, 2026	—	$—
June 1, 2026 to June 30, 2026	40,000	$6.96
Total	40,000	$6.96

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Declaration of Trust and Trust Agreement[1]

3.2	Certificate of Trust[2]

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 *

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 *

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Solana ETF — June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Solana ETF — June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Solana ETF — December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Solana ETF — For the Three and Six Months Ended June 30, 2026 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Solana ETF — For the Three Months Ended June 30, 2026 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Solana ETF — For the Six Months Ended June 30, 2026 (Unaudited), (vii) the Statements of Cash Flows of Invesco Galaxy Solana ETF — For the Six Months Ended June 30, 2026 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Solana ETF — June 30, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

*	Filed herewith.
+	Furnished herewith.
[1]	Previously filed as an exhibit to the Annual Report on Form 10-K filed March 6, 2026, and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 25, 2025, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Solana ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: August 6, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools