Form 10-Q
period 2026-09-30
Invesco Galaxy Solana ETF
filed 2026-11-06
CIK 2074409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Shares as of September 30, 2026: 575,000

INVESCO GALAXY SOLANA ETF

QUARTER ENDED SEPTEMBER 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Solana ETF

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Investments in Solana, at value (cost $5,145,484 and $2,486,522, respectively)	$6,888,124	$2,241,724
Cash held by custodian	—	500
Total Assets	$6,888,124	$2,242,224
Liabilities
Payable for:
Distributions	$52,791	$—
Accrued Sponsor Fee	1,284	259
Due to broker	—	500
Total Liabilities	54,075	759
Commitments and Contingencies (Note 9)
Net Assets	$6,834,049	$2,241,465
Net assets consist of:
Paid-in-capital	$6,286,670	$2,485,077
Distributable earnings (loss)	547,379	(243,612)
	$6,834,049	$2,241,465
Shares outstanding	575,000	180,000
Net asset value per share	$11.89	$12.45
Market value per share	$11.74	$12.41

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Solana (a)	58,084	$5,145,484	$6,888,124	100.80%
Total Investments	58,084	$5,145,484	$6,888,124	100.80%
Other Assets Less Liabilities			$(54,075)	(0.80)%
Net assets			$6,834,049	100.00%

(a)
$3,446,592 of Solana was staked as of September 30, 2026.

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

Invesco Galaxy Solana ETF

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Income
Staking Income, Net	$33,460	$93,940
Total Income	33,460	93,940
Expenses
Sponsor Fee	3,207	8,738
Total Expenses	3,207	8,738
Net Investment Income (Loss)	30,253	85,202
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Solana Sold to Pay Sponsor Fee	(1,691)	(4,583)
Investments in Solana Sold for Distributions	—	(38,232)
Investments in Solana Sold for Redemptions	(859,693)	(1,140,212)
Net Realized Gain (Loss)	(861,384)	(1,183,027)
Net Change in Unrealized Gain (Loss) on Investments in Solana	3,237,329	1,987,438
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Solana	2,375,945	804,411
Net Income (Loss)	$2,406,198	$889,613

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026

(Unaudited)

		Total
	Shares	Shareholders’ Equity
Balance at June 30, 2026	675,000	$5,107,357
Purchases of Shares	70,000	729,384
Redemption of Shares	(170,000)	(1,356,099)
Net Increase (Decrease) due to Share Transactions	(100,000)	(626,715)
Distributions to Shareholders		(52,791)
Net Income (Loss)
Net Investment Income (Loss)		30,253
Net Realized Gain (Loss) on Investments in Solana Sold for Sponsor Fee, Distributions and Redemptions		(861,384)
Net Change in Unrealized Gain (Loss) on Investments in Solana		3,237,329
Net Income (Loss)		2,406,198
Net Change in Shareholders’ Equity	(100,000)	1,726,692
Balance at September 30, 2026	575,000	$6,834,049

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026

(Unaudited)

		Total
	Shares	Shareholders’ Equity
Balance at December 31, 2025	180,000	$2,241,465
Purchases of Shares	605,000	5,436,190
Redemption of Shares	(210,000)	(1,634,597)
Net Increase (Decrease) due to Share Transactions	395,000	3,801,593
Distributions to Shareholders		(98,622)
Net Income (Loss)
Net Investment Income (Loss)		85,202
Net Realized Gain (Loss) on Investments in Solana Sold for Sponsor Fee, Distributions and Redemptions		(1,183,027)
Net Change in Unrealized Gain (Loss) on Investments in Solana		1,987,438
Net Income (Loss)		889,613
Net Change in Shareholders’ Equity	395,000	4,592,584
Balance at September 30, 2026	575,000	$6,834,049

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Statement of Cash Flows

For the Nine Months Ended September 30, 2026

(Unaudited)

2026
Cash flows from operating activities:
Net Income (Loss)	$889,613
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Solana purchased	(5,436,185)
Staking income, net	(93,940)
Proceeds from Solana sold to pay Sponsor Fee	7,708
Proceeds from Solana sold for Distributions	45,831
Proceeds from Solana sold for Redemptions	1,634,597
Net Realized (Gain) Loss on Investments in Solana Sold to pay Sponsor Fee	4,583
Net Realized (Gain) Loss on Investments in Solana Sold for Distributions	38,232
Net Realized (Gain) Loss on Investments in Solana Sold for Redemptions	1,140,212
Net Change in Unrealized (Gain) Loss on Investments in Solana	(1,987,438)
Change in operating assets and liabilities:
Accrued Sponsor Fee	1,025
Due to broker	(500)
Net cash provided by (used in) operating activities	(3,756,262)
Cash flows from financing activities:
Distributions paid to Shareholders	(45,831)
Proceeds from purchases of Shares	5,436,190
Redemption of Shares	(1,634,597)
Net cash provided by (used in) financing activities	3,755,762
Net change in cash	(500)
Cash at beginning of period	500
Cash at end of period	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Solana ETF

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 6, 2026.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of September 30, 2026 and December 31, 2025.

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

G.
Distributions

The Sponsor, on behalf of the Trust, intends to liquidate certain staking rewards for cash to be distributed to Shareholders quarterly. See Note 2 - Summary of Significant Accounting Policies - K. Staking for a discussion on staking rewards. The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Distributions per Share	$(0.09)	$(0.16)
Distributions paid	$52,791	$98,622
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

I.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section H of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and nine months ended September 30, 2026 were the Sponsor Fee.

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

The Staking Provider and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust’s staking program (collectively, “Staking Expenses”). The Trust will pay the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. For the three and nine months ended September 30, 2026, there were no Staking Expenses paid to the Sponsor. The staking rewards earned by the Trust in the form of SOL will accrue to the Trust’s account with the Solana Custodian and will generally be staked by the Trust. The expenses of staking the Trust’s SOL are paid from the proceeds of the Trust’s staking program and the Trust will retain the remaining amount of the staking rewards. Staking rewards, net of Staking Expenses, are reflected as Staking Income, Net on the Statement of Income and Expense.

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

As of September 30, 2026 and December 31, 2025, the investments in the Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in SOL

The Trust expects to purchase or sell SOL in connection with cash creation or redemption transactions, and may sell SOL to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in SOL for the three and nine months ended September 30, 2026.

Fair Value
Opening Balance as of 06/30/2026	$5,108,345
Purchases at Cost	729,379
Proceeds from Solana Sold to Pay Sponsor Fee	(2,906)
Proceeds from Solana Sold for Redemptions	(1,356,099)
Staking Income, Net	33,460
Change in Unrealized Appreciation (Depreciation)	3,237,329
Net Realized Gain (Loss) on Investments in Solana Sold to Pay Sponsor Fee	(1,691)
Net Realized Gain (Loss) on Investments in Solana Sold for Redemptions	(859,693)
Ending Balance as of 09/30/2026	$6,888,124

Fair Value
Opening Balance as of 12/31/2025	$2,241,724
Purchases at Cost	5,436,185
Proceeds from Solana Sold to Pay Sponsor Fee	(7,708)
Proceeds from Solana Sold for Distributions	(45,831)
Proceeds from Solana Sold for Redemptions	(1,634,597)
Staking Income, Net	93,940
Change in Unrealized Appreciation (Depreciation)	1,987,438
Net Realized Gain (Loss) on Investments in Solana Sold to Pay Sponsor Fee	(4,583)
Net Realized Gain (Loss) on Investments in Solana Sold for Distributions	(38,232)
Net Realized Gain (Loss) on Investments in Solana Sold for Redemptions	(1,140,212)
Ending Balance as of 09/30/2026	$6,888,124

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

When purchasing Creation Baskets in-kind with SOL, Authorized Participants and/or their designees will deliver SOL to the Solana Custodian. After confirming receipt of the SOL by the Solana Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Net Asset Value
Net asset value per Share, beginning of period	$7.57	$12.45
Net realized and change in unrealized gain (loss) on investments in Solana (a)	4.36	(0.56)
Net investment income (loss) (b)	0.05	0.16
Net income (loss)	4.41	(0.40)
Less: Distributions to shareholders from net investment income	(0.09)	(0.16)
Net asset value per Share, end of period (c)	$11.89	$11.89
Market value per Share, beginning of period (d)	$7.39	$12.41
Market value per Share, end of period (d)	$11.74	$11.74

Ratio to average Net Assets (e)
Net Investment income (loss)	2.37%	2.44%
Expenses	0.25%	0.25%
Total Return, at net asset value (f)	58.28%	(2.89)%
Total Return, at market value (f)	60.09%	(3.81)%

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

The Staking Provider and Sponsor are entitled to receive a fee for their respective roles in facilitating the Trust’s staking program (collectively, “Staking Expenses”). The Trust pays the Staking Expenses at a rate of 3% of the gross staking rewards received by the Trust. The staking rewards earned by the Trust in the form of SOL accrue to the Trust’s account with the Solana Custodian and will generally be staked by the Trust. The expenses of staking the Trust’s SOL are paid from the proceeds of the Trust’s staking program and the Trust retains the remaining amount of the staking rewards. Staking rewards, net of Staking Expenses, are reflected as Staking Income, Net on the Statements of Income and Expenses.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(3.8) million for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, $5.4 million was paid to purchase SOL and $1.6 million was received from sales of SOL for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $3.8 million during the nine months ended September 30, 2026. This included $5.4 million from Shares purchased by Authorized Participants and $1.6 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME SOLANA REFERENCE RATE (USD)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

QSOL - For the Three Months Ended September 30, 2026
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Percentage Change
6/30/2026
9/30/2026
Date
NAV
Market
Lukka Prime Solana Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

QSOL - For the Nine Months Ended September 30, 2026
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
-60.00%
Percentage Change
12/31/2025
9/30/2026
Date
NAV
Market
Lukka Prime Solana Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended September 30, 2026, the Exchange market value of each Share increased from $7.39 per Share to $11.74 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $7.31 per Share (-1.08%) on July 29, 2026, and a high of $12.22 per Share (+65.36%) on September 25, 2026. The total return for the Trust on a market value basis was +60.09%.

SOL rebounded sharply during the third quarter of 2026, gaining about 60% as improving liquidity conditions and a broader recovery in digital assets supported investor risk appetite. US spot Solana exchange-traded products (“ETPs”) attracted approximately $480 million in net inflows during the quarter, a meaningful increase and a sign of recovering investment demand. The rally was also supported by stronger underlying network activity, including growth in decentralized exchange volumes, stablecoin settlement, and tokenized financial assets. Solana’s speed and low transaction costs continued to attract payments and trading activity, broadening the Solana network’s use beyond more speculative applications. The third quarter exploit of Coinkite’s Coldcard hardware wallets also highlighted the appeal of regulated ETP access, institutional-grade custody controls, and insurance arrangements. Although the CLARITY Act failed to advance in the Senate, the regulatory backdrop remained constructive as the SEC introduced Regulation Crypto Assets, a tailored offering regime intended to provide clearer pathways for certain crypto-asset issuances and capital formation in the US and a temporary Innovation Exemption that created a conditional pathway for limited on-chain trading of tokenized U.S.-listed stocks. This step, together with continued growth in tokenized financial assets, reinforced confidence in the broader digital asset ecosystem and helped SOL recover most of its losses from earlier in the year.

For the nine months ended September 30, 2026, the Exchange market value of each Share decreased from $12.41 per Share to $11.74 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $6.40 per Share (-48.43%) on June 5, 2026, and a high of $14.78 per Share (+19.10%) on January 14, 2026. The total return for the Trust on a market value basis was -3.81%.

SOL remained modestly lower for the year through the third quarter of 2026, with the strong third quarter advance insufficient to fully reverse the steep decline recorded earlier in the year. First-half performance was pressured by tighter financial conditions, geopolitical uncertainty, and reduced risk appetite. The backdrop improved materially in the third quarter as liquidity conditions became more supportive and regulated ETPs provided a more accessible channel for investor exposure. At the same time, growth in stablecoin transactions, decentralized trading, and tokenized-asset activity pointed to a more diversified ecosystem and reinforced Solana’s longer-term utility. These tailwinds narrowed the year-to-date loss substantially, but were not sufficient to bring SOL into positive territory.

Trust Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $7.39 per Share to $11.74 per Share. The rising price of SOL during the three months ended September 30, 2026 contributed to an overall 59.18% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +60.09%.

Net income (loss) for the three months ended September 30, 2026 was $2.4 million, primarily resulting from net realized gain (loss) of $(0.9) million and net change in unrealized gain (loss) of $3.2 million.

For the nine months ended September 30, 2026, the NAV of each Share decreased from $12.40 per Share to $11.74 per Share. The falling price of SOL during the nine months ended September 30, 2026 contributed to an overall 5.46% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -3.73%.

Net income (loss) for the nine months ended September 30, 2026 was $0.9 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(1.2) million and net change in unrealized gain (loss) of $2.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended September 30, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	120,000	$7.84
August 1, 2026 to August 31, 2026	50,000	$8.29
September 1, 2026 to September 30, 2026	—	$—
Total	170,000	$7.98

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Solana ETF — September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Solana ETF — September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Solana ETF — December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Solana ETF — For the Three and Nine Months Ended September 30, 2026 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Solana ETF — For the Three Months Ended September 30, 2026 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Solana ETF — For the Nine Months Ended September 30, 2026 (Unaudited), (vii) the Statements of Cash Flows of Invesco Galaxy Solana ETF — For the Nine Months Ended September 30, 2026 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Solana ETF — September 30, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Solana ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: November 5, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/S/LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools